Form 10-Q
period 2021-06-30
Zevia PBC
filed 2021-08-13
CIK 1854139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-40630

Zevia PBC
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2862492
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15821 Ventura Blvd., Suite 145

Encino, CA 91436
(855)
469-3842
(Address including zip code, and telephone number including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	ZVIA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No
☒
The number of shares outstanding of registrant’s common stock, as of the last practicable date were
34,416,450
 shares and
30,113,152

shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, as of August 11, 2021
.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q including, but not limited to, the following:

•	failure to further develop and maintain our brand;

•
change in consumer preferences, perception and spending habits in the beverage industry and on naturally sweetened products, and failure to develop or enrich our product offering or gain market acceptance of our new products;

•
product safety and quality concerns including relating to our naturally sweetening system, could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions increasing our operating costs and reducing demand for our product offerings;

•	inability to compete in our intensely competitive categories;

•	we have a history of losses, and we may be unable to achieve profitability;

•	changes in the retail landscape or the loss of key retail customers

•	the impact of the COVID-19 pandemic on our business, results of operations and financial condition;

•	failure to attract, train or retain qualified employees, manage our future growth effectively or maintain our company culture;

•	fluctuation of our net sales and earnings as a result of price concessions, promotional activities and chargebacks;

•	failure to introduce new products or successfully improve existing products;

•
inability to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products due to reliance on a limited number of third-party suppliers;

•	extensive governmental regulation and enforcement if we are not in compliance with applicable requirements; and

•
other risks, uncertainties and factors set forth in the prospectus dated July 21, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 23, 2021 including those set forth under “
Risk
Factor
s
,” “
M
a
nagement’s
Discussion
and
Analysis
of
Financial
Condition
and Res
u
lts
of Operation
s
” and “
Bu
s
i
n
e
s
s
.”

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form
10-Q.
And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form
10-Q
relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form
10-Q
to reflect events or circumstances after the date of this Quarterly Report on Form
10-Q
or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I – FINANCIAL INFORMATION
ZEVIA PBC
CONDENSED BALANCE SHEET (Unaudited)

As of June 30, 2021

Assets
Other receivables	$1

Total assets	$1

Shareholder’s equity
Common stock, $0.001 par value—1,000 shares authorized, issued and outstanding	$1

Total stockholder’s equity	$1

The accompanying notes are an integral part of these condensed financial statements.

ZEVIA PBC
NOTES TO CONDENSED UNAUDITED BALANCE SHEET
1. Description of Organization and Business Operations
Zevia PBC (the “Company,” “we,” “us,” “our”) was incorporated as a Delaware public benefit corporation on March 23, 2021, and prior to the consummation of the reorganization described herein and our initial public offering (“IPO”), did not conduct any activities other than those incidental to our formation and the IPO. In connection with the completion of the IPO on July 26, 2021, the Company became the holding company, and its sole material asset is a controlling equity interest in Zevia LLC, a Delaware limited liability company (“Zevia LLC”). Zevia LLC is the predecessor of the Company for financial reporting purposes. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC and, through Zevia LLC, conducts its business and subsequent to July 26, 2021, consolidates the results of Zevia LLC with a non-controlling interest reflected for the portion of Zevia LLC not owned by the Company. For more information about our holding company reorganization, see the section “Organizational Structure—The Reorganization” in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021.
Public Benefit Corporation
In line with our mission to support the health of individuals and communities we live in, we elected to be treated as a public benefit corporation under Delaware law. Public benefit corporations are intended to produce a public benefit and to operate in a responsible and sustainable manner. As a public benefit corporation, we are required to balance the pecuniary interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our certificate of incorporation. As provided in our amended and restated certificate of incorporation, the public benefits that we promote are to: (i) create and provide better-for-you beverages, food or other products that support the health of our consumers and their communities, (ii) promote the wellbeing of our employees in a supportive and empowering environment and (iii) forge an enduring profitable business.
Certified B Corporation
We have been designated as a “Certified B Corporation” by B Lab, an independent non-profit organization. As a Certified B Corporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab.
Emerging Growth Company
As a company with less than $1.07

billion in revenue during our last fiscal year, we qualify as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an EGC may take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption is required for private companies. As part of this election, we are delaying the adoption of accounting guidance related to implementation costs incurred in cloud computing arrangements that currently applies to public companies. We are assessing the impact this guidance will have on our financial statements.
As of June 30, 2021 the sole stockholder of the Company is the Chief Executive Officer of Zevia LLC (“the Purchaser”). The Company issued to the Purchaser, and the Purchaser purchased
1,000
shares of its common stock (the “PBC Shares”), for cash consideration of a $
1
to be paid in full before the issuance and delivery of the PBC Shares.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Balance Sheet is prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of the financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement. As there has been no activity for this entity through June 30, 2021, separate statements of operations, changes in stockholder’s equity and cash flows have not been presented. The Company’s fiscal year end is December 31.
On March 23, 2021, the Purchaser acquired

1,000
shares of common stock for cash consideration of
$
0.001
per share, or total cash consideration of $
1
from the Company.
Initial Public Offering
On July 21, 2021, the prospectus of the Company was declared effective by the SEC related to the IPO of its Class A common stock. On July 22, 2021, the Company’s shares began trading on the New York Stock Exchange under the ticker symbol “ZVIA”. The Company completed the IPO of 10,700,000 shares of it’s Class A common stock at an offering price of

$14.00

per share on July 26, 2021. The Company received aggregate net proceeds of approximately $139.7 million after deducting underwriting discounts and commissions of $10.1 million. Upon the closing of the IPO, we used (i) approximately $25.5 million to purchase Class B units from certain Zevia LLC’s unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) approximately $0.4 million to cancel and cash-out outstanding options held by certain of Zevia LLC’s option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) approximately $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into the Company with the Company surviving. Accordingly, we have not retained any of those portions of the proceeds. The Company used the remaining net proceeds of $90.1 million to acquire newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of its Class A common stock. The underwriters have 30 days after the date of the prospectus, July 21, 2021, to exercise their option to purchase 1,605,000 additional shares of Class A common stock from the selling stockholders, until August 20, 2021.
Offering Costs Associated with the IPO
Offering costs incurred in connection with the preparation of the IPO of approximately $
8.4

million, consisted primarily of accounting, legal, filing, regulatory and other costs. These costs will be recorded as a reduction to stockholder’s equity and recorded against the proceeds from the offering.
Income Taxes
The Company is treated as a subchapter C corporation, and therefore, is subject to both federal and state income taxes. Zevia LLC will continue to be recognized as a limited liability company, a pass-through entity for income tax purposes.
3. Subsequent Events
Initial Public Offering
On July 21, 2021, the prospectus of the Company related to the IPO of its Class A common stock (as defined herein) was declared effective by the SEC. The closing date of the IPO was July 26, 2021, and in connection with the closing of the IPO, the following actions were taken:

•
The Company recapitalized its common and preferred membership interests into a single class of common units and each common unit outstanding after giving effect thereto was reclassified as two Class B units;

•
The Company amended and restated its certificate of incorporation in its entirety to, among other things: (i) authorize 800,000,000 shares of common stock, 550,000,000 shares, of which are designated as “Class A Common Stock” and 250,000,000 shares of which are designated as “Class B Common Stock;” and (ii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the board in one or more series and amended and restated its bylaws in their entirety to, among other things: (i) establish procedures relating to the presentation of stockholder proposals at stockholder meetings; (ii) establish procedures relating to the nomination of directors; and (iii) conform to the provisions of the amended and restated certificate;

•
The limited liability company agreement of Zevia LLC was amended and restated (the “Amended and Restated Zevia LLC Agreement”) to, among other things, provide for Class A units and Class B units and appoint the Company as the sole managing member of Zevia LLC;

•	The Company assumed all outstanding equity awards of Zevia LLC on a one-to-two basis;

•
The Amended and Restated Zevia LLC Agreement classified the interests acquired by the Company as Class A units and reclassified the interests held by the continuing members of Zevia LLC as Class B units and permits the continuing members of Zevia LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis
 or, at the election of
t
he Company, for cash. For each membership unit of Zevia LLC that is reclassified as a Class B unit, the Company issued one corresponding share of its Class B common stock to the continuing members;

•
The Company issued and sold 10,700,000
 shares of its Class A common stock to the underwriters at an IPO price of $
14.00
 per share, for gross proceeds of $
149.8
 million before deducting underwriting discounts and commissions of $
10.1
 million;

•
The Company used approximately $90.1 million of the net proceeds of the IPO to acquire 6,900,000 newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO;

•
The Company used approximately $25.5 million of the net proceeds of the IPO to purchase 1,956,142 Class B units from certain of Zevia LLC’s unitholders, including certain members of senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. Such units were immediately converted into an equivalent number of Class A units;

•
The Company used approximately $0.4 million of the net proceeds of the IPO to cancel and cash-out outstanding options held by certain of Zevia LLC’s option holders, including certain members of senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. The Company received an equivalent number of Class A units from Zevia LLC in exchange for the cancellation of such options;

•
The Company formed a new, first-tier merger subsidiary with respect to each blocker company of certain pre-IPO institutional investors (“Direct Zevia Stockholders”), and contemporaneously with the IPO, each respective merger subsidiary merged with and into the respective blocker company, with the blocker company surviving. Immediately thereafter, each blocker company merged with and into the Company, with the Company surviving. As a result of the blocker mergers, the 100% owners of the blocker companies acquired an aggregate of 23,716,450 shares of newly issued Class A common stock and received approximately $
23.7
 million in cash consideration, and the blocker companies ceased to own any Zevia LLC units;

•
The Company entered into the Tax Receivable Agreement for the benefit of the continuing members of Zevia LLC (not including the Company) and the Direct Zevia Stockholders pursuant to which the
C
ompany
will pay
85
% of the amount of the net cash tax savings, if any, that the Company realizes (or, under certain circumstances, is deemed to realize) as a result of (i) increases in tax basis (and utilization of certain other tax benefits) resulting from the
Company’s
 acquisition of a continuing member’s Zevia LLC units in connection with the IPO and in future exchanges, (ii) certain favorable tax attributes the Company acquired from the blocker companies in the blocker mergers and (iii) payments the Company makes under the Tax Receivable Agreement (including tax benefits related to imputed interest);

•	The Company entered into an Amended and Restated Registration Rights Agreement with the Class B stockholders to provide for certain rights and restrictions after the IPO;

•	The underwriters have 30 days after the date of the prospectus, July 21, 2021, to exercise their option to purchase 1,605,000 additional shares of Class A common stock, until August 20, 2021.
Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. The Company will consolidate Zevia LLC in its consolidated financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations. The Company holds an economic interest of 53.5% in Zevia LLC and the remaining 46.7% represents the non-controlling interest.

ZEVIA LLC
CONDENSED BALANCE SHEETS (Unaudited)

(in thousands, except unit and per unit amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$6,380	$14,936
Accounts receivable, net	9,417	6,944
Inventories, net	22,544	20,800
Prepaid expenses and other current assets	5,979	1,492

Total current assets	44,320	44,172
Property and equipment, net	2,653	991
Right-of-use assets under operating leases, net	498	773
Intangible assets, net	3,838	3,939
Other non-current assets	82	81

Total assets	$51,391	$49,956

LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$10,806	$7,770
Accrued expenses	3,689	3,429
Operating lease liabilities	548	623
Other current liabilities	3,781	2,251

Total current liabilities	18,824	14,073
Operating lease liabilities, net of current portion	10	238

Total liabilities	18,834	14,311
Commitments and contingencies (Note 9)
Redeemable convertible preferred units:
No par values. Authorized units of 34,410,379 and 34,410,379; 26,322,803 and 26,322,803 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; and aggregate liquidation preference, $329,753 and $329,753 as of June 30, 2021 and December 31, 2020, respectively.	232,457	232,457
Members’ deficit:
Common units: No par value. Authorized units of 7,274,742 and 7,274,742; 2,476,386 and 2,438,812 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	976	966
Additional paid-in capital	73	—
Accumulated deficit	(200,949)	(197,778)

Total members’ deficit	(199,900)	(196,812)

Total liabilities, redeemable convertible preferred units and members’ deficit	$51,391	$49,956

The accompanying notes are an integral part of these condensed financial statements.

ZEVIA LLC
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for per unit and weighted average common units outstanding)	2021	2020	2021	2020
Net sales	$34,352	$27,677	$65,046	$50,167
Cost of goods sold	18,112	13,842	34,618	27,300

Gross profit	16,240	13,835	30,428	22,867
Operating expenses:
Selling and marketing expenses	10,703	5,717	18,691	12,638
General and administrative expenses	6,014	4,643	11,727	8,976
Depreciation and amortization	230	250	474	473

Total operating expenses	16,947	10,610	30,892	22,087

Income (loss) from operations	(707)	3,225	(464)	780
Other expense, net	(42)	(118)	(38)	(267)

Net income (loss) and comprehensive income (loss)	$(749)	$3,107	$(502)	$513

Net income (loss) attributable to common unit holders	(749)	460	(502)	79

Net income (loss) per unit attributable to common unit holders, basic	$(0.30)	$0.10	$(0.20)	$0.02

Net income (loss) per unit attributable to common unit holders, diluted	$(0.30)	$0.10	$(0.20)	$0.02

Weighted average common units outstanding, basic	2,476,386	4,549,828	2,469,518	4,549,828

Weighted average common units outstanding, diluted	2,476,386	30,747,747	2,469,518	29,607,836

The accompanying notes are an integral part of these condensed financial statements.

ZEVIA LLC
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT
(Unaudited)

	Redeemable Convertible Preferred Units		Common Unit		Additional Paid-In	Accumulated	Members’
(in thousands, except unit and per unit amounts)	Units	Amount	Units	Amount	Capital	Deficit	Deficit
Balance at January 1, 2020	22,558,386	$58,037	4,529,061	$1,810	$1,312	$(43,091)	$(39,969)
Exercise of common units	—	—	20,020	5	—	—	5
Unit based compensation expense	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	(2,594)	(2,594)

Balance at March 31, 2020	22,558,386	$58,037	4,549,081	$1,815	$1,341	$(45,685)	$(42,529)

Exercise of common units	—	—	999	—	—	—	—
Unit based compensation expense	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	3,107	3,107

Balance at June 30, 2020	22,558,386	$58,037	4,550,080	$1,815	$1,370	$(42,578)	$(39,392)

	Redeemable Convertible Preferred Units		Common Unit		Additional Paid-In	Accumulated	Members’
(in thousands, except unit and per unit amounts)	Units	Amount	Units	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	26,322,803	$232,457	2,438,812	$966	—	$(197,778)	$(196,812)
Exercise of common units	—	—	37,574	10	—	—	10
Unit based compensation expense	—	—	—	—	37	—	37
Net income	—	—	—	—	—	247	247

Balance at March 31, 2021	26,322,803	$232,457	2,476,386	$976	$37	$(197,531)	$(196,518)
Unit based compensation expense	—	—	—	—	36	—	36
Distributions to unitholders for tax payments	—	—	—	—	—	(2,669)	(2,669)
Net loss	—	—	—	—	—	(749)	(749)

Balance at June 30, 2021	26,322,803	$232,457	2,476,386	$976	$73	$(200,949)	$(199,900)

The accompanying notes are an integral part of these condensed financial statements.

ZEVIA LLC
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$(502)	$513
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	275	242
Depreciation and amortization	474	448
Loss on sale of equipment	8	—
Amortization of debt issuance cost	17	25
Unit-based compensation expense	73	58
Changes in operating assets and liabilities:
Accounts receivable, net	(2,473)	(2,625)
Inventories, net	(1,744)	(7,117)
Prepaid expenses and other current assets	380	318
Other non-current assets	(30)	(21)
Accounts payable	3,036	3,464
Accrued expenses	(778)	724
Operating lease liabilities—current	(75)	32
Other current liabilities	1,530	1,529
Operating lease liabilities, net of current portion	(228)	(293)

Net cash used in operating activities	(37)	(2,703)
Investing activities:
Purchases of property and equipment	(2,031)	(489)

Net cash used in investing activities	(2,031)	(489)
Financing activities:
Proceeds from exercise of common units	10	5
Proceeds from revolving line of credit 1	64,308	51,384
Repayment of revolving line of credit 1	(64,308)	(48,660)
Proceeds from PPP Loan	—	1,429
Payment of deferred IPO costs	(3,829)	—
Distribution to unitholders for tax payments	(2,669)	—

Net cash (used in) provided by financing activities	(6,488)	4,158

Net change from operating, investing, and financing activities	(8,556)	966
Cash at beginning of period	14,936	3,243

Cash at end of period	$6,380	$4,209

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$72	$131
Unpaid deferred offering costs	$1,038	$—

(1)
Zevia LLC’s revolving line of credit provides for daily drawdowns and repayments of amounts outstanding. As of June 30, 2021, no amounts were outstanding under the line of credit given repayments equaled drawdowns for each of the periods presented. Consistent with the provisions of ASC Topic 230,
Statement of Cash Flows,
Zevia LLC has presented these daily draw downs and repayments under its revolving line of credit with its lender on a gross basis in the statements of cash flows for the periods ended June 30, 2021, and 2020.

The accompanying notes are an integral part of these condensed financial statements.

ZEVIA LLC
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization and operations
Zevia LLC develops, markets, sells, and distributes a wide variety of zero calorie, non-GMO verified, carbonated and non-carbonated soft drinks under the Zevia
®
brand name. Zevia LLC’s products are sold principally in the United States and Canada through various retailer channels, including grocery stores, natural products stores, warehouse stores, and specialty outlets. Zevia LLC’s products are manufactured and generally maintained at third-party beverage production and warehousing facilities located in both the United States and Canada.
Basis of presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to SEC Article 10 of Regulation S-X. Accordingly, these financial statements do not include all infor
m
ation and footnotes required by US GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021, or for any other interim period or for any other future fiscal year. The balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been or omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2020 and notes included in the Registration Statement on Form S-1, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. Zevia LLC believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
Initial Public Offering
On July 21, 2021, the prospectus of Zevia PBC (“the Company”) was declared effective by the SEC related to the IPO of its Class A common stock. On July 22, 2021, the Company’s shares began trading on the New York Stock Exchange under the ticker symbol “ZVIA”. The Company completed the IPO of

10,700,000
shares of its Class A common stock at an offering price of
$
14.00

per share on July 26, 2021. The Company received aggregate net proceeds of approximately $
139.7
million after deducting underwriting discounts and commissions of $
10.1
million. Upon the closing of the IPO, we used (i) approximately $
25.5
million to purchase Class B units from certain Zevia LLC’s unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) approximately $
0.4
 million to cancel and cash-out outstanding options held by certain of Zevia LLC’s option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) approximately $
23.7
million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into the Company with the Company surviving. Accordingly, we have not retained any of those portions of the proceeds. The Company used the remaining net proceeds of $
90.1
million to acquire newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of its Class A common stock. The underwriters have
30
days after the date of the prospectus, July 21, 2021, to exercise their option to purchase
1,605,000
additional shares of Class A common stock from the selling stockholders, until August 20, 2021.

2. Summary of Significant Accounting Policies
Use of estimates
The preparation of the financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by Zevia LLC relate to net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; reserves recorded for inventory obsolescence; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; and the determination of the fair value of equity instruments, including redeemable convertible preferred and common units, restricted unit awards, and equity-based compensation awards. On an ongoing basis, Zevia LLC evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.
As of June 30, 2021, Zevia LLC’s operations have not been adversely impacted by the COVID-19 pandemic to a significant extent. The global impact of COVID-19 continues to rapidly evolve, and Zevia LLC will continue to monitor the situation and the effects on its business and operations, particularly if the COVID-19 pandemic continues and persists for an extended period of time.
Deferred offering costs
Offering costs consist of legal, accounting, and other costs incurred that are directly related to the Company’s registration statement on Form S-1 filed with the SEC. These costs will be charged to stockholder’s equity of Zevia PBC upon the completion of the transaction. During the three and six months ended June 30, 2021, the Company incurred offering costs of approximately
$
3.3 million and $4.9 million respectively, with approximately $1.0 million of this amount included in accounts payable in the accompanying balance sheets. These deferred offering costs are included in prepaid expenses and other current assets in the accompanying condensed
balance sheets.
Recent accounting pronouncements
The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
In June 2016, the FASB issued ASU No.
2016-13,
 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
 (“ASU
2016-13”).
The ASU provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for private companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Zevia LLC currently does not expect this guidance to have a significant impact on Zevia LLC’s financial statements as Zevia LLC does not have a history of material credit losses.

In August 2018, the FASB issued ASU
No. 2018-15,
Intangibles - Goodwill and Other - Internal Use Software
(Subtopic 350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The ASU is effective for private companies for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Zevia LLC currently does not expect this guidance to have a significant impact on our financial statements as the Company does not currently have material cloud computing software.
In August 2020, the FASB issued ASU
No. 2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity
(Subtopic 815-40).
This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance and requires the application of the if-converted
method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU
2020-06
is applicable to this Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. Zevia LLC adopted the ASU as of January 1, 2021 and has applied the accounting standard update in computing diluted earnings per share for its redeemable convertible preferred units. The adoption of this guidance did not have a material impact on Zevia LLC’s financial statements.
In April 2021, the FASB issued ASU
2021-04,
which included Topic 260,
Earnings Per Share
and Topic 718,
Compensation - Stock Compensation
. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU
2021-04
is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. Zevia LLC is currently evaluating the impact of adopting ASU
2021-04
on its financial statements.
Any other recently issued accounting pronouncements are neither relevant, nor expected to have a material impact on Zevia LLC’s financial statements.
3. REVENUES
Disaggregation of Revenue
The following table disaggregates Zevia LLC’s sales by channel:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2021	2020	2021	2020
Retail sales	$30,902	$23,482	$56,769	$43,404
Online/ecommerce	3,450	4,195	8,277	6,763

Net sales	$34,352	$27,677	$65,046	$50,167

Contract liabilities
Contract liabilities are recorded as deferred revenue on the accompanying condensed balance sheets and includes payments received in advance of performance obligations being filled under the contract. Zevia LLC did not
have any material unsatisfied performance obligations as of June 30, 2021 and December 31, 2020, respectively.
4. INVENTORIES, NET
Inventories consist of the following as of:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$8,014	$8,155
Finished goods	14,530	12,645

Inventories, net	$22,544	$20,800

5. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following as of:

(in thousands)	Useful Life	June 30, 2021	December 31, 2020
Land	N/A	$336	$—
Leasehold improvements	1-2	468	468
Computer equipment and software	3	1,724	1,454
Furniture and equipment	3-6	672	473
Quality control equipment	6	140	340
Building	30	1,346	—

		4,686	2,735
Less accumulated depreciation		(2,033)	(1,744)

Property and equipment, net		$2,653	$991

For the three months ended June 30, 2021 and 2020, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.4 million and $0.3 million, respectively These amounts are included under depreciation and amortization in the accompanying condensed statements of operations and comprehensive income (loss).
6. INTANGIBLE ASSETS, NET
The following table provides information pertaining to Zevia LLC’s intangible asset as of:

		June 30, 2021	December 31, 2020
(in thousands)	Useful lives
Customer relationships	15 years	$3,007	$3,007
Accumulated amortization		(2,169)	(2,068)

		838	939
Trademarks	Indefinite	3,000	3,000

		$3,838	$3,939

For the three months ended June 30, 2021 and 2020, total amortization expense amounted to approximately $51,000 for each of the periods then ended. For the six months ended June 30, 2021 a
n
d 2020, total amortization expense amounted to $0.1
million for each of the periods then ended. No impairment losses have been recorded on any of Zevia LLC’s intangible assets for the six-month
period ended June 30, 2021 and 2020.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2021	$100
2022	200
2023	200
2024	200
2025	138

Expected amortization expense for intangible assets with definite lives	$838

7. DEBT
Credit Facility
In 2019, Zevia LLC entered into a loan agreement providing for a
$9.0
million revolving line of credit (the “Credit Facility”) with Stonegate Asset Company II, LLC (“Stonegate”), with a maturity date in

April 2022
.
Borrowings under the revolving line are secured by accounts receivable and inventory. In June 2020, Zevia LLC amended the Credit facility and increased it to
$
12.0
million. As of June 30, 2021, and December 31, 2020, the revolving line interest rate was

7.5
% annual percentage rate and there was
no
outstanding balance. On June 1, 2021, Zevia LLC extended the Credit Facility through

April 2023
and there were no other modifications made to the terms and conditions. In July 2021 and subsequent to the IPO, Zevia LLC terminated the Credit Facility. There were no material early-termination fees or any other penalties associated with the termination of the Credit Facility.
8. LEASES
Zevia LLC leases office space, vehicles and equipment. Zevia LLC’s recognized lease costs include:

	For the six months ended June 30,
(in thousands)	2021	2020
Income Statement
Operating lease cost (1)	$302	$302
Lease income related to operating leases (2)	32	—

Other Information
Operating cash flows from operating leases	$330	$319

Weighted-average remaining lease term (months)	10.40	22.31

Weighted-average discount rate	7.56	7.56

(1)	Operating lease cost is recorded within general and administrative expenses in the accompanying condensed statements of operations and comprehensive income (loss).
(2)	Lease income related to operating leases is recorded within revenues in the accompanying condensed statements of operations and comprehensive income (loss).
Zevia LLC’s variable lease costs and short-term lease costs were inconsequential.

Maturities of lease payments under
non-cancellable
leases were as follows:

(in thousands)	June 30, 2021
Remainder of 2021	$336
2022	240
2023	1

Total lease payments	577
Less Imputed Interest	(19)

Present value of lease liabilities	$558

9. COMMITMENTS AND CONTINGENCIES
Zevia LLC is obligated under various
non-cancellable
lease agreements providing for office space, vehicles and equipment that e
x
pire at various dates through 2023. Refer to Note 8
Leases
.
Purchase commitments
As of June 30, 2021 Zevia LLC does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.
Legal proceedings
Zevia LLC is involved from time to time in various claims, proceedings, and litigation. Zevia LLC establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Management has not identified any material legal matters where it believes an unfavorable material outcome is reasonably possible and/or for which an estimate of possible losses can be made. Management does not believe that the resolution of these matters would have a material impact on the condensed financial statements.
10. BALANCE SHEET COMPONENTS
Accrued Expenses
Accrued expenses consisted of the following as of:

(in thousands)	June 30, 2021	December 31, 2020
Accrued customer paid bottle deposits	$711	$563
Accrued incentive compensation	1,250	2,826
Accrued other	1,728	40

Total	$3,689	$3,429

Other Current Liabilities
Other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued vacation liability	$857	$728
Accrued purchases	1,857	1,201
Other current liabilities	1,067	322

Total	$3,781	$2,251

11. EQUITY-BASED COMPENSATION
Zevia LLC uses a Black-Scholes valuation model to measure unit option expense as of each respective grant date. Generally, unit option grants vest ratably over four years, have a ten-year
term, and have an exercise price equal to the fair market value of each respective class of common unit as of the grant date. The fair value of unit options is amortized to expense over the vesting period. In determining the fair value of Zevia LLC’s unit options, management has made certain assumptions in calculating the various elements used in the option valuation model, including the expected term and volatility. There were no
option grants during the period
s
ended June 30, 2021 and 2020.
Zevia LLC’s equity-based compensation expense for the three months ended June 30, 2021 and 2020 amounted to approximately $36,000 and $29,000, respectively. Zevia LLC’s equity-based compensation expense for the six months ended June 30, 2021 and 2020 amounted to approximately $73,000 and $58,000, respectively. These amounts are included in general and administrative expenses in the condensed statements of operations and comprehensive income (loss).
As of June 30, 2021, Zevia LLC’s
non-vested
unit options had a weighted average remaining contractual life of approximately

1.9
years. Total unrecognized unit compensation expense on unvested unit options as of June 30, 2021 was approximately $
0.4
 million.
Restricted Unit
Awards
In March 2021, Zevia LLC granted
878,250
units of Restricted Class C common units (“RCCCUs”). Under the terms of the award agreements, these RCCCUs carry a ten-year
term from their grant date, and fully vest at the earlier of (i) a change of control of the Company, or (ii)
six months
after the effective date of an IPO and termination of any lock up period. Settlement of the vested RCCCUs is deferred and generally occurs in annual installments over three years from the vesting date.
Also, in March 2021, the Board approved an amendment to the RCCCUs granted in August 2020 (“the Amendment”). The Amendment changes the vesting of the RCCCUs granted in August 2020 to occur as follows: (i) full vesting in the event of a change of control, or (ii) in the event of an IPO, vesting in equal monthly installments over a 36-month period following the termination of any lockup period, subject to the participant’s continued employment through such vesting date. Settlement is to occur within 30 days following each vesting date of the RCCCUs. All other terms related to the August 2020 grant remained unchanged.
Total unrecognized compensation expense on unvested restricted unit awards as of June 30, 2021, was approximately $106.6 million. Because Zevia LLC deems the likelihood of vesting as not probable, there was no compensation expense recognized for restricted unit awards during the six months ended June 30, 2021 and 2020, respectively. In connection with the IPO, the Company is expected to recognize approximately $57.5 million of equity-based compensation expense ratably over the requisite service period through December 31, 2021.
In connection with the IPO, the Company assumed all outstanding equity awards of Zevia LLC on a one-to-two basis, such that unit options of Zevia LLC are now stock options of the Company, RCCCUs are now restricted stock of the Company, and phantom unit awards of Zevia LLC are now phantom stock awards of the Company.
12. SEGMENT REPORTING
Zevia LLC has one operating and reporting segment which operates as a product portfolio with a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are accessed. Zevia LLC’s CODM is the Chief Executive Officer. The results of the operations provided to and analyzed by the CODM at Zevia LLC level and accordingly, key resource decisions and assessment of performance are performed at Zevia LLC level. Zevia LLC has a common management team across all product lines and Zevia LLC does not manage these products as individual businesses and as a result, cash flows are not distinct.
13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION
The table below represents Zevia LLC’s major customers and accounted for more than

10
% of total net sales for the periods:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Customer A	19%	18%	18%	19%
Customer B	17%	19%	17%	17%
Customer C	11%	12%	11%	13%
Customer D	8%	13%	11%	12%

The table below represents Zevia LLC’s customers which accounted for
m
ore than

10
% of total accounts receivable, net as of:

	June 30, 2021	December 31, 2020
Customer A	8%	11%
Customer B	22%	17%
Customer E	11%	14%
Customer F	11%	2%
Customer G	6%	12%
The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the periods:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Vendor A	30%	31%	32%	32%
Vendor B	24%	18%	23%	21%
Vendor C	12%	9%	13%	9%
Vendor D	2%	18%	2%	11%
14. NET INCOME (LOSS) PER UNIT ATTRIBUTABLE TO COMMON UNIT HOLDERS
As all of Zevia LLC’s common units and redeemable convertible preferred units are participating securities, Zevia LLC has appl
i
ed the
two-class
method. Net income (loss) per unit under the
two-class
method is the same for all classes of common units for the periods presented.
Zevia LLC’s redeemable convertible preferred participating securities do not contractually require the holders of such units to participate in Zevia LLC’s losses. As such, net losses for the periods presented were not allocated to Zevia LLC’s participating securities. Further, given the net losses experienced, the net loss per unit for Zevia LLC’s Class A, Class B, and Class C common units are identical for the periods presented.
The computation of income (loss) per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except unit and per unit amounts)
Net income (loss) per unit:
Net income (loss)	$(749)	$3,107	$(502)	$513
Less: Impact of assumed conversions
Income allocated to participating units	—	(2,647)	—	(434)

Net income (loss) available to Class A, Class B and Class C common unit members	(749)	460	(502)	79
Units used in computation:
Weighted-average common units outstanding, Basic	2,476,386	4,549,828	2,469,518	4,549,828
Common equivalent units from options to purchase common units, restricted units, and conversion of redeemable convertible preferred units	—	26,197,919	—	25,058,008

Weighted average common units outstanding, Diluted	2,476,386	30,747,747	2,469,518	29,607,836

Basic net income (loss) per unit	$(0.30)	$0.10	$(0.20)	$0.02
Diluted net income (loss) per unit	$(0.30)	$0.10	$(0.20)	$0.02

Net income (loss) per unit under the
two-class
method is the same for all classes of common units for all the applicable periods are presented below (amounts in thousands, except for unit and per unit amounts).

	Three months ended June 30, 2021
	(in thousands, except unit and per unit amounts)
Common Units	Net loss	Class A Common Unitholders	Class B Common Unitholders	Class C Common Unitholders

As reported – basic	$(749)
Deduct:
Undistributed earnings allocated to participating securities	—
Allocation of net loss to Common Class A, B & C Unit members	$(749)	$(722)	$(13)	$(14)
Weighted average common units outstanding, basic		2,387,994	43,387	45,005

Basic net loss per unit		$(0.30)	$(0.30)	$(0.30)

	Three months ended June 30, 2020
	(in thousands, except unit and per unit amounts)
Common Units	Net income	Class A Common Unitholders	Class B Common Unitholders	Class C Common Unitholders

As reported – basic	$3,107
Deduct:
Undistributed earnings allocated to participating securities	(2,647)

Allocation of net income to Common Class A, B & C Unit members	$460	$450	$5	$5
Weighted average common units outstanding, basic		4,450,341	49,459	50,028

Basic net income per unit		$0.10	$0.10	$0.10

Numerator adjustment for diluted Incentive unit options and Restricted Class A common units (“RCCA”)/ RCCC		$2,537	$29	$81
Options (Dilutive)		1,524,199	289,321	655,298
Redeemable convertible preferred units converted to common		22,558,386	—	—
RCCAs/RCCCs		1,022,334	—	148,381

Total shares – Diluted		29,555,260	338,780	853,707

Diluted net income per unit		$0.10	$0.10	$0.10

	Six months ended June 30, 2021
	(in thousands, except unit and per unit amounts)
Common Units	Net loss	Class A Common Unitholders	Class B Common Unitholders	Class C Common Unitholders

As reported – basic	$(502)
Deduct:
Undistributed earnings allocated to participating securities	—

Allocation of net loss to Common Class A, B & C Unit members	$(502)	$(485)	$(9)	$(9)
Weighted average common units outstanding, basic		2,383,570	42,128	43,820

Basic net loss per unit		$(0.20)	$(0.20)	$(0.20)

	Six months ended June 30, 2020
Common Units	Net Income	Class A Common Unitholders	Class B Common Unitholders	Class C Common Unitholders

As reported – basic	$513
Deduct:
Undistributed earnings allocated to participating sec u rities	(434)

Allocation of net income to Common Class A, B & C Unit members	$79	$77	$1	$1
Weighted average common units outstanding, basic		4,450,555	49,417	49,856

Basic net income per unit		$0.02	$0.02	$0.02

Numerator adjustment for diluted Incentive unit options and Restricted Class A common units (“RCCA”)/ RCCC		$418	$5	$11
Options (Dilutive)		1,524,152	289,314	655,040
Redeemable convertible preferred units converted to common		22,558,386	—	—
RCCAs and RCCCs (Dilutive)		29,875	—	1,241

Total shares – Diluted		28,562,968	338,731	706,137

Diluted net income per unit		$0.02	$0.02	$0.02

The following potentially dilutive units were not includ
e
d in the calculation of diluted units outstanding as the effect would have been anti-dilutive for the:

Three Months Ended June 30,
2021

Employee unit options	663,965
Restricted units	3,872,572
Redeemable convertible preferred units	26,322,803

Six Months Ended June 30,
2021

Employee unit options	663,965
Restricted units	3,516,370
Redeemable convertible preferred units	26,322,803
15. SUBSEQUENT EVENTS
Initial Public Offering
On July 21, 2021, the prospectus of the Company related to the IPO of its Class A common stock was declared effective by the SEC. The closing date of the IPO was July 26, 2021, and in connection with the closing, the following actions were taken as it relates to the Company:

•
Zevia LLC recapitalized its common and preferred membership interests into a single class of common units and each common unit outstanding after giving effect thereto was reclassified as two Class B units;

•
The Company amended and restated its certificate of incorporation in its entirety to, among other things: (i) authorize 800,000,000 shares of common stock, 550,000,000 shares, of which are designated as “Class A Common Stock” and 250,000,000 shares of which are designated as “Class B Common Stock;” and (ii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the board in one or more series and amended and restated its bylaws in their entirety to, among other things: (i) establish procedures relating to the presentation of stockholder proposals at stockholder meetings; (ii) establish procedures relating to the nomination of directors; and (iii) conform to the provisions of the amended and restated certificate;

•
The limited liability company agreement of Zevia LLC was amended and restated (the “Amended and Restated Zevia LLC Agreement”) to, among other things, provide for Class A units and Class B units and appoint the Company as the sole managing member of Zevia LLC;

•	The Company assumed all outstanding equity awards of Zevia LLC on a one-to-two basis;

•
The Amended and Restated Zevia LLC Agreement classified the interests acquired by the Company as Class A units and reclassified the interests held by the continuing members of Zevia LLC as Class B units and permits the continuing members of Zevia LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis
 or, at the election of the Company, for cash. For each membership unit of Zevia LLC that is reclassified as a Class B unit, the Company issued one corresponding share of its Class B common stock to the continuing members;

•
The Company issued and sold
10,700,000
 shares of its Class A common stock to the underwriters at an IPO price of $
14.00
 per share, for gross proceeds of $
149.8
 million before deducting underwriting discounts and commissions of $
10.1
 million;

•
The Company used approximately $
90.1
 million of the net proceeds of the IPO to acquire
6,900,000
 newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO;

•
The Company used approximately $
25.5
 million of the net proceeds of the IPO to purchase
1,956,142
 Class B units from certain of Zevia LLC’s unitholders, including certain members of senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. Such units were immediately converted into an equivalent number of Class A units;

•
The Company used approximately $
0.4
 million of the net proceeds of the IPO to cancel and cash-out outstanding options held by certain of Zevia LLC’s option holders, including certain members of senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. The Company received an equivalent number of Class A units from Zevia LLC in exchange for the cancellation of such options;

•
The Company formed a new, first-tier merger subsidiary with respect to each blocker company of certain pre-IPO institutional investors (“Direct Zevia Stockholders”), and contemporaneously with the IPO, each respective merger subsidiary merged with and into the respective blocker company, with the blocker company surviving. Immediately thereafter, each blocker company merged with and into the Company, with the Company surviving. As a result of the blocker mergers, the

100
% owners of the blocker companies acquired an aggregate of
23,716,450
 shares of newly issued Class A common stock and received approximately $
23.7
 million in cash consideration, and the blocker companies ceased to own any Zevia LLC units;

•
The Company entered into the Tax Receivable Agreement for the benefit of the continuing members of the Company (not including the Company) and the Direct Zevia Stockholders pursuant to which the Company will pay
85
% of the amount of the net cash tax savings, if any, that the Company realizes (or, under certain circumstances, is deemed to realize) as a result of (i) increases in tax basis (and utilization of certain other tax benefits) resulting from the Company’s acquisition of a continuing member’s Zevia LLC units in co
n
nection with the IPO and in future exchanges, (ii) certain favorable tax attributes the Company acquired from the blocker companies in the blocker mergers and (iii) payments the Company makes under the Tax Receivable Agreement (including tax benefits related to imputed interest);

•	The Company entered into an Amended and Restated Registration Rights Agreement with the Class B stockholders to provide for certain rights and restrictions after the IPO;

•	The underwriters have 30 days after the date of the prospectus, July 21, 2021, to exercise their option to purchase 1,605,000 additional shares of Class A common stock, un til August 20, 2021.
Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. The Company will consolidate Zevia LLC in its consolidated financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations. The Company holds and economic interest of
53.3
% in Zevia LLC and the remaining
46.7
% represents the non-controlling interest.
In July 2021, Zevia LLC issued
121,750
 RCCCUs to certain employees and non-employee directors under the Zevia 2020 Incentive Plan (the “2020 Plan”). The fair value of the RCCCUs granted at such time was approximately $
3.4
million.
In July 2021, Zevia LLC terminated its Credit Facility, which was set to mature in
April 2023
.

There were no material early-termination fees or any other penalties associated with the termination of the Credit Facility.
Also, in July 2021, the Board approved an amendment to certain restricted phantom Class A common units and restricted phantom Class C common units (collectively, the phantom units) previously granted by Zevia LLC (the “Phantom Unit Amendment”). The Phantom Unit Amendment changed the settlement feature of such awards so that following vesting the phantom unitholders were entitled to receive one Class A and one Class C Common Unit, respectively, for each phantom unit which vests. All other terms related to these phantom units remained unchanged. As a result of the change in the settlement provision, the Zevia LLC will recognize an incremental charge of approximately
$33.9 million over the vesting period, subsequent to the performance condition being met, resulting from the fair value of the awards as remeasured at the amendment date.
Additionally, in July 2021 immediately following the effectiveness of the Company’s prospectus, the Company’s Board of Directors approved the issuance of (i)
17,300 restricted stock units (“RSUs”) under the Zevia PBC 2021 Equity Incentive Plan (the “2021 Plan”) and (ii) 186,000 stock options under the 2021 Plan to certain employees and non-employee directors. The fair value of the RSUs granted at such time was approximately $0.2 million, and the fair value of the stock options granted at such time was approximately $2.6 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this quarterly report and our audited financial statements and notes thereto included in our prospectus dated July 21, 2021 (the “Prospectus”) as filed with the SEC on July 23, 2021. The financial data discussed below reflect the historical results of operations and financial position of Zevia LLC, our predecessor for accounting purposes, prior to the corporate reorganization and IPO.
Overview
We are a high-growth beverage company that is disrupting the liquid refreshment beverage industry through delicious and refreshing, zero calorie, zero sugar, naturally sweetened beverages that are all
Non-GMO
Project Verified. We are a pioneering beverage brand, offering a platform of products that include a broad variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, Kidz drinks and Sparkling Water. All of our beverages are made with only a handful of plant-based ingredients that most consumers can easily pronounce. Our products are distributed across the U.S. and Canada through a diverse network of major retailers in the food, drug, mass, natural and ecommerce channels. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia brand and resulted in over one billion cans of Zevia sold to date.
Consumers can purchase our products in both brick and mortar and ecommerce channels. Zevia was initially distributed in the U.S. natural products retail channel, where we still maintain the leading position. Fueled by a loyal and growing consumer base, we expanded our presence online and into conventional food, drug and mass retailers. In 2020, Zevia was the highest selling carbonated soft drink brand on Amazon according to Stackline, which we believe is representative of an online product discovery and education-oriented purchasing process that is gaining traction among shoppers.
On July 26, 2021, we completed our IPO of Class A common stock, in which we sold 10,700,000 shares, including the sale of 3,800,000 shares by existing holders. Shares of Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA” on July 22, 2021. These shares were sold at an IPO price of $14.00 per share for net proceeds of approximately $139.7 million, after deducting underwriting discounts and commissions of $10.1 million but before estimated offering expenses of the IPO and the Reorganization of approximately $8.4 million payable by Zevia LLC. Upon the closing of the IPO, we used (i) approximately $25.5 million to purchase Class B units from certain Zevia LLC’s unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) approximately $0.4 million to cancel and cash-out outstanding options held by certain of Zevia LLC’s option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) approximately $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into the Company with the Company surviving. Accordingly, we have not retained any of those portions of the proceeds.

Other Factors Affecting Our Performance
COVID-19 UPDATE
The COVID-19 pandemic continued to have significant adverse impacts on the national and global economy during the second quarter of 2021. From the beginning of the COVID-19 pandemic, we have remained committed to making the health and wellness of our employees and customers a priority. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we maintain appropriate measures to help reduce the spread of infection to our employees and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in our third-party facilities. Our corporate headquarters remained closed and most of our employees continue to work from home.
Although we encountered closures and delays at some of our third-party facilities due to confirmed cases in the workforce or due to government mandate during the course of the pandemic, these closures and delays did not have a material impact on our operations or our ability to serve customer needs. While at this time we are working to manage and mitigate potential disruptions to our supply chain, and we have not experienced decreases in demand or material financial impacts as compared to prior periods, the fluid nature of the
COVID-19
pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil with continued supply chain risk. The impact of the COVID-19 pandemic on our operational and financial performance is dependent on future developments, including the duration of the pandemic, actions that may be taken by governmental authorities, the speed at which effective vaccines will be administered to a sufficient number of people to enable cessation of the virus and the related length of its impact on the global economy, all of which are uncertain and difficult to predict at this time. See “Risk Factors- The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.”

The following summarizes the components of our results of operations for the three months and six months ended June 30, 2020 and 2021, respectively.
Components of Our Results of Operations
Net Sales
We generate net sales from sales of our products, including Soda, Energy Drinks, Organic Tea, Mixers, Kidz beverages and Sparkling Water, to our customers, which include grocery distributors, national retailers and natural products retailers, as well as e-commerce channels, in the U.S. and Canada.
We offer our customers sales incentives that are designed to support the distribution of our products to consumers. These incentives include discounts, trade promotions, price allowances and product placement fees. The amounts for these incentives are deducted from gross sales to arrive at our net sales.
We have experienced substantial growth in net sales in the past three years. The following factors and trends in our business have driven net sales growth over this period and are expected to continue to be key drivers of our net sales growth for the foreseeable future:

•	leveraging our platform and mission to grow awareness, increase velocity and expand our consumer base;

•	continuing to grow our strong relationships across our retailer network and expand distribution amongst existing channels, both in-store and online; and

•	ongoing innovation efforts, including enhancing existing products and introducing additional flavors within existing categories, as well as entering into new categories.
We also expect expansion of distribution into new channels to be a key driver of our future sales growth. We expect that our sales directly to retailers will increase as a percentage of our net sales over time.
We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long-term sales commitments with our customers.
Cost of Goods Sold
Cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of the various ingredients, packaging, in-bound
freight and logistics and third-party production fees. Our cost of goods sold also includes other costs incurred to bring the product to saleable condition. Our cost of goods sold is subject to price fluctuations in the marketplace, in particular in the price of aluminum and other raw materials, as well as in the cost of in-bound
freight and logistics. Our cost of goods sold is generally higher for cans sold through our ecommerce channel than through our retail store channel due to additional packaging requirements. Our results of operations depend on our ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long term contracts with certain suppliers of stevia and aluminum cans. We expect over the long term that, as the scale of our business increases, we will purchase a greater percentage of our aluminum cans directly rather than through co-pack
arrangements. We have long term contracts with certain manufacturers governing pricing and other terms and minimum commitments on our part, but these contracts generally do not guarantee any minimum production volumes on the part of the manufacturers.
We expect our cost of goods sold to increase in absolute dollars as our mix shifts to higher selling price and high margin products.

Gross Profit
Gross profit consists of our net sales less costs of goods sold. Our gross profit and gross margin are affected by the mix of distribution channels of our net sales in each period. We expect our gross margin to improve over time as we continue to leverage our asset-light business model and realize margin expansion through increased distribution direct to retailers, the increased scale of our business and our continued focus on cost improvements, particularly in our supply chain.
Operating Expenses
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of warehousing and distribution costs and advertising and marketing expenses. Warehousing and distribution costs include storage, transfer and out-bound
freight and delivery charges. Advertising and marketing expenses consist of variable costs associated with production and media buying of marketing programs and trade events. Selling and marketing expenses also includes the incremental costs of obtaining contracts, such as sales commissions.
Our selling and marketing expenses are expected to increase both in absolute dollars and as a percentage of net sales, both as a result of the increased warehousing and distribution costs resulting from increased net sales, which we expect to be partially offset by our continued focus on cost improvements in our supply chain, and as a result of increased focus on marketing.
General and Administrative Expenses
Administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, IT and other functions. Our general and administrative expenses are expected to increase in absolute dollars, but to decrease as a percentage of net sales, over time as we increase our headcount to support our growth and as we increase personnel in legal, accounting, IT and compliance-related expenses to support our obligations as a public company.
Equity-based compensation expense is included in general and administrative expenses and consists of the recorded expense of equity-based compensation for our employees and for certain non-employees.
We record compensation expense for employee grants using grant date fair value for Restricted Stock Units or a Black-Scholes-Merton option pricing model to calculate the fair value of unit options by date granted. We record compensation expense for non-employee
unit options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee
to earn the unit option is reached or (2) the date at which the non-employee’s
performance is complete, using the Black-Scholes Merton option pricing model. Equity-based compensation cost for restricted unit awards is measured based on the closing fair market value of our common unit at the date of grant. If we have the option and intent to settle a restricted unit award in cash, the award is classified as a liability and revalued at each balance sheet date. We expect our equity-based compensation expense to increase over time in absolute dollars as we grow our business.
In connection with the IPO, 2,082,572 of the Company’s restricted stock units and phantom stock units will vest over the 180 days following the IPO (the lockup period). As a result, the Company will recognize approximately $57.5 million of equity-based compensation ratably through December 31, 2021.
In connection with the closing of our Series E Financing in December 2020, we used approximately $175 million of the proceeds to repurchase outstanding preferred and common units. The majority of the units repurchased were units that had been purchased by the holders in connection with financing transactions, and a minority of units purchased were units that holders owned as a result of equity awards granted by us. General and administrative expenses in 2020 include equity-based compensation expense of $7.8 million as a result of this transaction, which represents the excess of the tender offer repurchase price over the fair value of the units and unit options repurchased, which were held by both current and former employees.
Depreciation and Amortization
Depreciation is primarily related to building, software applications, computer equipment and leasehold improvements. Intangible assets subject to amortization consist of customer relationships.
Non-amortizable
intangible assets consist of trademarks, which represent the Company’s exclusive ownership of the Zevia brand used in connection with the manufacture, marketing, and distribution of its carbonated beverages. The Company also owns several other trademarks in both the U.S. and in foreign countries. Depreciation and amortization expense is expected to increase in-line
with ongoing capital expenditures as our business grows, which we do not expect to be material, given our asset-light business model.
Other Income (Expense), net
Other income (expense), net consists primarily of interest expense and foreign currency transaction gains and losses.

Results of Operations
The following table sets forth selected items in our statements of operations and comprehensive income (loss) for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net sales	$34,352	$27,677	$65,046	$50,167
Cost of goods sold	18,112	13,842	34,618	27,300

Gross profit	16,240	13,835	30,428	22,867

Selling and marketing expenses	10,703	5,717	18,691	12,638
General and administrative expenses(1)	6,014	4,643	11,727	8,976
Depreciation and amortization	230	250	474	473

Total operating expenses	16,947	10,610	30,892	22,087

Income (loss) from operations	(707)	3,225	(464)	780
Other expense, net	(42)	(118)	(38)	(267)

Net income (loss) and comprehensive income (loss)	$(749)	$3,107	$(502)	$513

(1)
General and administrative expenses include equity-based compensation expense of less than $0.1 million for the three months ended June 30, 2021 and 2020, and $0.1 million for the six months ended June 30, 2021 and 2020.

The following table presents selected items in our statements of operations and comprehensive income (loss) as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Cost of goods sold	53	50	53	54

Gross profit	47	50	47	46

Selling and marketing expenses	31	21	29	25
General and administrative expenses	18	17	18	18
Depreciation and amortization	1	1	1	1

Total operating expenses	49	38	47	44

Income (loss) from operations	(2)%	12%	(1)%	2%
Other expense, net	0	0	0	(1)

Net income (loss) and comprehensive income (loss)	(2)%	11%	(1)%	1%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net sales

	For the Three Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Net sales	$34,352	$27,677	$6,675	24%
Net sales were $34.4 million for the three months ended June 30, 2021 as compared to $27.7 million for the three months ended June 30, 2020. Net sales increased due to an approximately 29% increase in the number of equivalized cases sold despite outbound shipment disruptions that temporarily impacted our ecommerce sales, partially offset by a 4% decrease in net average price per equivalized case due to higher trade discounts during the three months ended June 30, 2021. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	For the Three Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Cost of goods sold	$18,112	$13,842	$4,270	31%
Cost of goods sold was $18.1 million for the three months ended June 30, 2021 as compared to $13.8 million for the three months ended June 30, 2020. The increase of $4.3 million or 31% was primarily due to volume increases as cost of goods sold was essentially flat on a per case basis compared to the prior period.
Gross Profit and Gross Margin

	For the Three Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Gross profit	$16,240	$13,835	$2,405	17%
Gross margin	47%	50%
Gross profit was $16.2 million for the three months ended June 30, 2021 as compared to $13.8 million for the three months ended June 30, 2020. The increase in gross profit of $2.4 million or 17% was primarily driven by higher net revenue.
Gross margin in the three months ended June 30, 2021 declined to 47% from 50% in the prior-year period. The decline was primarily due to lower net price realization as a result of higher trade discounts in 2021. In 2020, trade discounts were significantly lower largely associated with the COVID-19 pandemic.
As disclosed in Note 2,
Basis Of Presentation And Summary Of Significant Accounting Policies
, in the Notes to Audited Financial Statements for the years ended December 31, 2020 and 2019 included in the Prospectus, we elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying condensed statements of operations and comprehensive income (loss). As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.
Operating Expenses
Selling and Marketing Expenses

	For the Three Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Selling and marketing expenses	$10,703	$5,717	$4,986	87%
Selling and marketing expenses were $10.7 million for the three months ended June 30, 2021 as compared to $5.7 million for the three months ended June 30, 2020. The increase of $5.0 million or 87%, was primarily due to higher freight costs and overall net sales growth and $2.0 million of increased marketing spend as 2020 spend was reduced largely associated with the
COVID-19
pandemic.
General and Administrative Expenses

	For the Three Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
General and administrative expenses	$6,014	$4,643	$1,371	30%

General and administrative expenses were $6.0 million for the three months ended June 30, 2021 and $4.6 million for the three months ended June 30, 2020. The increase of $1.4 million, or 30%, was primarily driven by $0.6 million in employee-related costs due to an overall increase in employee headcount to support our growth and in preparation to become a public company and a $0.5 million increase in accounting and tax fees, legal and other professional fees and expenses.

First Six Months Ended June 30, 2021 Compared to First Six Months End June 30, 2020
Net sales

	For the Six Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Net sales	$65,046	$50,167	$14,879	30%
Net sales were $65.0 million for the six months ended June 30, 2021 as compared to $50.2 million for the six months ended June 30, 2020. Net sales increased due to a 26% increase in the number of equivalized cases sold and a 3% increase in net average price per equivalized case. We define an equivalized case as a 288 fluid ounce case.
Cost of Goods Sold

	For the Six Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Cost of goods sold	$34,618	$27,300	$7,318	27%
Cost of goods sold was $34.6 million for the six months ended June 30, 2021 as compared to $27.3 million for the six months ended June 30, 2020. The increase of $7.3 million or 27% was primarily due to volume increases as cost of goods sold was essentially flat on a per case basis compared to the prior period.
Gross Profit and Gross Margin

	For the Six Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Gross profit	$30,428	$22,867	$7,561	33%
Gross margin	47%	46%
Gross profit was $30.4 million for the six months ended June 30, 2021 as compared to $22.9 million for the six months ended June 30, 2020. The increase in gross profit of $7.6 million, or 33% was primarily driven by higher net revenue.
Gross margin in the six months ended June 30, 2021 increased to 47% from 46% in the prior-year period. The increase was due to a price realization and a shift in product mix toward higher margin product lines, partially offset by increases in the cost of goods sold.
As disclosed in Note 2,
Basis Of Presentation And Summary Of Significant Accounting Policies
, in the Notes to Audited Financial Statements for the years ended December 31, 2020 and 2019 included in the Prospectus, we elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying condensed statements of operations and comprehensive income (loss). As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

Selling and Marketing Expenses

	For the Six Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Selling and marketing expenses	$18,691	$12,638	$6,053	48%
Selling and marketing expenses were $18.7 million for the six months ended June 30, 2021 as compared to $12.6 million for the six months ended June 30, 2020. The increase of $6.1 million or 48%, was primarily due to higher freight costs and overall net sales growth and $2.0 million of increased marketing spend as 2020 spend was reduced largely associated with the
COVID-19
pandemic.
General and Administrative Expenses

	For the Six Months Ended June 30,		Change
(in thousands)	2021	2020	Amount	Percentage
General and administrative expenses	$11,727	$8,976	$2,751	31%
General and administrative expenses were $11.7 million for the six months ended June 30, 2021 and $9.0 million for the six months ended June 30, 2020. The increase of $2.8 million, or 31%, was primarily driven by $1.5 million in employee-related costs driven by an overall increase in employee headcount to support our growth and in preparation to become a public company and a $0.5 million increase in accounting and tax fees, legal and other professional fees and expenses.
Seasonality
Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources
Liquidity and Capital Resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we have financed our operations through private sales of equity securities and through sales of our products. In connection with our IPO, which was completed on July 26, 2021, we sold an aggregate of 10,700,000 shares of our Class A common stock at an IPO price of $14.00 per share and retained approximately $90.1 million in net proceeds, after deducting underwriting discounts and commissions and giving effect to the use of proceeds thereto.
As of June 30, 2021, we had $6.4 million in cash. We believe that our cash and cash equivalents as of June 30, 2021, together with cash provided by our operating activities, and proceeds from our IPO, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments for at least the next 12 months.
Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.
Upon consummation of the IPO, the Company became a holding company with no operations of its own. Accordingly, the Company will be dependent on distributions from Zevia LLC to pay its taxes, its obligations under the Tax Receivable Agreement and other expenses. Any future credit facilities may impose, limitations on the ability of Zevia LLC to pay dividends to the Company.
In connection with the IPO and the Reorganization, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the Tax Receivable Agreement. The amount payable under the Tax Receivable Agreement will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “
Certain Relationships and Related Party Transactions—Tax Receivable Agreement
” included in the Company’s Prospectus filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $75.5 million through 2036. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $64.2 million through 2036.
The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using prevailing tax rates applicable to us over the life of the Tax Receivable Agreements and will be dependent on us generating sufficient future taxable income to realize the benefit.
We cannot reasonably estimate future annual payments under the Tax Receivable Agreement given the difficulty in determining those estimates as they are dependent on a number of factors, including the extent of exchanges by continuing Zevia LLC unitholders, the associated fair value of the underlying Zevia LLC units at the time of those exchanges, the tax rates applicable, our future income, and the associated tax benefits that might be realized that would trigger a Tax Receivable Agreement payment requirement.

However, a significant portion of any potential future payments under the Tax Receivable Agreement is anticipated to be payable over 15 years, consistent with the period over which the associated tax deductions would be realized by the Company, assuming Zevia LLC generates sufficient income to utilize the deductions. If sufficient income is not generated by Zevia LLC, the associated taxable income of the Company will be impacted and the associated tax benefits to be realized will be limited, thereby similarly reducing the associated Tax Receivable Agreement payments to be made. Given the length of time over which payments would be payable, the impact to liquidity in any single year is greatly reduced.
Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement for the factors discussed above, we anticipate funding payments from the Tax Receivable Agreement from cash flows generated from operations.
Credit Facility
Credit Facility
In 2019, Zevia LLC entered into a loan agreement providing for a $9.0 million revolving line of credit (the “Credit Facility”) with Stonegate, with a maturity date in April 2022. Borrowings under the revolving line are secured by accounts receivable and inventory. In June 2020, Zevia LLC amended the Credit Facility and increased it to $12.0 million. As of June 30, 2021 and December 31, 2020, the revolving line interest rate was 7.5% annual percentage rate and there was no outstanding balance. On June 1, 2021, Zevia LLC extended the Credit Facility through April 2023 and there were no other modifications made to the terms and conditions. In July 2021 and subsequent to the IPO, Zevia LLC terminated the Credit Facility. There were no material early-termination fees or any other penalties associated with the termination of the Credit Facility.
Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	For the Six Months Ended June 30,
	2021	2020
Cash (used in) provided by:
Operating activities	$(37)	$(2,703)
Investing activities	$(2,031)	$(489)
Financing activities	$(6,488)	$4,158
Net Cash Used in Operating Activities
Our cash flows used in operating activities are primarily influenced by working capital requirements.
Net cash used in operating activities of $37,000 for the six months ended June 30, 2021 was primarily driven by a net loss of $0.5 million and by a net decrease in cash related to changes in operating assets and liabilities of $0.4 million partially offset by non-cash expenses of $0.9 million related to depreciation and amortization. Changes in cash flows related to operating assets and liabilities primarily consisted of a $2.5 million increase in accounts receivable due to increases in net sales, a $1.7 million increase in inventories due to the timing of inventory purchases partially offset by $3.9 million net increase in accounts payable, accrued expenses and other current liabilities.

Net cash used in operating activities of $2.7 million for the six months ended June 30, 2020 was primarily driven by a net decrease in cash related to changes in operating assets and liabilities of $4.0 million partially offset by a net income of $0.5 million and non-cash expenses of $0.8 million related to depreciation, amortization and loss on sale of equipment. Changes in cash flows related to operating assets and liabilities primarily consisted of a $7.1 million increase in inventories as a precaution to ensure adequate supply in the midst of a pandemic and $2.6 million in accounts receivable due to increases in net sales, partially offset by a $5.7 million increase in accounts payable, accrued expenses and other current liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities of $2.0 million for the six months ended June 30, 2021 was due to the purchase of a warehouse facility used in ongoing operations.
Net cash used in investing activities of $0.5 million for the six months ended June 30, 2020 was due to purchases of software applications and computer equipment used in ongoing operations.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $6.5 million for the six months ended June 30, 2021 was due to distribution to unitholders for tax payments of $2.7 million and the payment of deferred IPO related costs of $3.8 million.
Net cash provided by financing activities of $4.2 million in the six months ended June 30, 2020 was due to borrowings under the Company’s Credit Facility and the Paycheck Protection Program.
Non-GAAP
Financial Measures
We report our financial results in accordance with US GAAP. However, management believes that Adjusted EBITDA and Adjusted Net Income (Loss), non-GAAP
financial measures, provide investors with additional useful information in evaluating our performance.
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: (1) income tax expense, (2) depreciation and amortization, (3) other income (expense), net, (4) interest expense, and (5) equity-based compensation expense. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability and other infrequent and unusual transactions. We calculate Adjusted Net Income (Loss) as net (loss) income adjusted to exclude equity-based compensation expense.
Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not required by, or presented in accordance with US GAAP. We believe that Adjusted EBITDA and Adjusted Net Income (Loss), when taken together with our financial results presented in accordance with US GAAP, provide meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA and Adjusted Net Income (Loss) are helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.
Adjusted EBITDA and Adjusted Net Income (Loss) are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with US GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash
charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating
expenses, including interest expense. Some of the limitations of Adjusted Net Income (Loss) include that it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof. In addition, our use of Adjusted EBITDA and Adjusted Net Income (Loss) may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA or Adjusted Net Income (Loss) in the same manner, limiting their usefulness as comparative measures. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA and Adjusted Net Income (Loss) alongside other financial measures, including our net loss or income and other results stated in accordance with US GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with US GAAP, to adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss) and comprehensive income (loss)	$(749)	$3,107	$(502)	$513
Income tax expense (benefit)	—	—	—	—
Depreciation and amortization	230	250	474	473
Other expense, net	42	118	38	267
Equity-based compensation expense	36	29	73	58

Adjusted EBITDA	$(441)	$3,504	$83	$1,311

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with US GAAP, to adjusted net income (loss) for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss) and comprehensive income (loss)	$(749)	$3,107	$(502)	$513
Equity-based compensation expense	36	29	73	58

Adjusted net income (loss)	$(713)	$3,136	$(429)	$571

Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet arrangements or any holdings in variable interest entities.
Commitments
There have been no significant changes during the three months ended June 30, 2021 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus.

Critical Accounting Policies and Estimates
Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with US GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited financial statements appearing elsewhere in the Prospectus. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

Recent Accounting Pronouncements
Refer to Note 2 to our condensed financial statements included in this Quarterly Report on Form
10-Q
for a discussion of recently issued accounting pronouncements not yet adopted.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates
(and we have been a public company for at least 12 months and have filed one annual report on Form
10-K)
or we issue more than $1.0 billion of
non-convertible
debt securities over a three- year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, and inflation as follows:
Raw Material Risk
Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, the key ingredient in our products is stevia extract, which we source through a multi-year supply agreement with a large multi-national ingredient company. The prices of stevia and other ingredients we use are subject to many factors beyond our control, such as marketing conditions, climate change and adverse weather conditions. We expect to sign a new agreement for the supply of stevia on similar terms in the near future. As of June 30, 2021, a hypothetical 10% increase or 10% decrease in the weighted average cost of stevia, our key ingredient, would have resulted in an increase of approximately $0.2 million or a decrease of $0.2 million, respectively, to cost of goods sold.
The price for aluminum cans also fluctuates depending on market conditions. There is currently a global shortage of aluminum cans. We have contracts with certain suppliers of aluminum cans, but such contracts do not cover all of our expected future needs for aluminum cans. We might not be able to source enough aluminum cans in the future to meet our consumers’ demand. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. As of June 30, 2021, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum cans, would have resulted in an increase of approximately $0.9 million or a decrease of $0.9 million, respectively, to cost of goods sold.
We are working to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.
Foreign Exchange Risk
The majority of our sales and costs are denominated in United States dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into United States dollars using period-end
rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the United States or increase net sales outside of the United States that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the foregoing evaluation, and in light of the material weaknesses in internal controls described below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective in timely alerting them to material information to be included in our reports filed or submitted under the Exchange Act.
In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our condensed financial statements included in this Quarterly Report were prepared in accordance with US GAAP. These measures included, among other things, expansion of our quarter-end closing procedures, including the dedication of significant internal resources and external consultants to scrutinize account analyses, reserve estimates, asset valuations, proper accounting treatment for revenues and expenses and account reconciliations at a detailed level.

As previously disclosed in the section titled “Risk Factors” in the prospectus dated July 21, 2021 as filed with the SEC on July 23, 2021 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to (a) a lack of sufficient accounting resources, (b) inadequate segregation of duties, including access security to our IT systems, related to the preparation, review and posting of journal entries, and (c) the sufficiency of review over accounting analyses used in the classification of promotional activities and the accounting for equity transactions. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our financial statements that could not be prevented or detected on a timely basis.
Our management has concluded that these material weaknesses in our internal control over financial reporting were due to the fact that we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources and personnel with the appropriate level of experience and technical expertise to oversee our business processes and controls.
Remediation Plans
We have commenced measures to remediate the identified material weaknesses. These measures include adding additional accounting and financial personnel with industry experience during the quarter ended June 30, 2021, including a Chief Accounting Officer to oversee internal controls and procedures and implement a formal closing process. In addition, we hired a Director of Financial Planning and Analysis, and Director of Tax. We also engaged a nationally recognized accounting firm to work with us to establish, document and test our key internal controls in order for management to effectively assess the internal control environment and all its related aspects and significant processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting. The Company will continue its efforts to strengthen its accounting and finance departments and aggressively pursue remediation of all material weaknesses.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims and litigation arising in the ordinary course of our business. We are not currently party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factors, as well as the other information in our other public filings. If any of the following risks actually occurs, our business, results of operations and financial condition could be adversely affected. In this case, the trading price of our common stock would likely decline.
Summary of Risk Factors
The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

•	failure to further develop and maintain our brand;

•
change in consumer preferences, perception and spending habits in the beverage industry and on naturally sweetened products, and failure to develop or enrich our product offering or gain market acceptance of our new products;

•
product safety and quality concerns, including relating to our plant-based sweetening system, could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings;

•	inability to compete in our intensely competitive categories;

•	we have a history of losses, and we may be unable to achieve profitability;

•	changes in the retail landscape or the loss of key retail customers;

•	the impact of the COVID-19 pandemic on our business, results of operations and financial condition;

•	failure to attract, train or retain qualified employees, manage our future growth effectively or maintain our company culture;

•	fluctuation of our net sales and earnings as a result of price concessions, promotional activities and chargebacks;

•	failure to introduce new products or successfully improve existing products;

•
inability to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products due to reliance on a limited number of third-party suppliers;

•	extensive governmental regulation and enforcement if we are not in compliance with applicable requirements; and dependence on distributions from Zevia LLC to pay any taxes and other expenses.
Risks Relating to Our Business
If we fail to further develop and maintain our brand, our business could suffer.
We believe our continued success depends on our ability to maintain and grow the value of the Zevia brand. Because our products are comprised of a handful of simple ingredients that are readily available in the market and we do not depend on a particular flavor as we are continuously reformulating and remodifying flavors, we are particularly dependent on maintaining the success of our brand and reputation.
Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our plant-based product offerings, food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.

We could be adversely affected by a change in consumer preferences, perception and spending habits in the beverage industry and on naturally sweetened products, and failure to develop or enrich our product offering or gain market acceptance of our new products could have a negative effect on our business.
We have positioned our brand to capitalize on growing consumer interest in plant-based, clean label, ethically produced and great-tasting beverages, particularly those sweetened with stevia extract or other plant-based sweeteners as an alternative to sugar or artificial sweeteners. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the beverage industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients (particularly stevia or other plant-based sweeteners) or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness or inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the
COVID-19
pandemic.
The success of our products depends on a number of factors including continued market acceptance of stevia, our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to promote our products effectively by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality issues, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition or results of operations could be materially and adversely affected.
In addition, in many of our markets, shopping patterns are being affected by the shift to ecommerce, with consumers rapidly embracing shopping by way of mobile device applications, ecommerce retailers and ecommerce websites or platforms. If we fail to address changes in consumer product and shopping preferences, or do not successfully anticipate and prepare for future changes in such preferences, our share of sales, revenue growth and overall financial results could be negatively affected.
Product safety and quality concerns, including relating to our plant-based sweetening system, could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including relating to our plant-based sweetening system. The sale of products for human use and consumption involves the risk of injury or illness to consumers. We have various quality, environmental, health and safety supply chain standards. A failure or perceived failure to meet our quality or safety standards, including product adulteration, contamination, or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our contract manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, negative publicity, the destruction of product inventory, the discontinuation of sales or our relationships with such contract manufacturers, distributors, or suppliers, lost sales due to the unavailability of product for a period of time and higher-than-anticipated rates of returns of goods. The occurrence of health-related illnesses or other incidents related to the consumption of our products, including allergies, excessive consumption or death to a consumer, could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales.
Noncompliance with applicable food product quality and safety regulations can result in enforcement action by applicable regulatory agencies, including product recalls, market withdrawals, product seizures, warning letters, injunctions, or criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid by us, which would affect our results of operations and financial condition. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls.
Negative publicity surrounding the health effects of our plant-based sweetening system or other ingredients in our products could have an adverse effect on our business. Reports that stevia extract or plant-based sweeteners (or another ingredient) causes adverse effects on consumer health, whether founded or unfounded. For example, in the past there have been unfounded and scientifically refuted claims that stevia may cause reproductive issues or require allergy warnings. Future similar founded or unfounded claims could cause customers or consumers to reduce the number of our products that they purchase or stop buying our products altogether. Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.

If we are unable to compete in our intensely competitive categories, our business may not grow or succeed.
We operate in the highly competitive liquid refreshment beverage industry that continues to evolve in response to changing consumer preferences. Some of our competitors, such as The Coca-Cola Company, Keurig Dr. Pepper, PepsiCo, Inc., National Beverage Corp., Monster Energy, and Red Bull, are multinational corporations with significantly greater financial resources than us. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. We also compete with a range of emerging brands, including a number of smaller brands and a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. In Canada, we compete with many of these same international companies as well as a number of regional competitors.
Our sales may be negatively affected by numerous factors, including our inability to maintain or increase prices, our inability to effectively promote our products, ineffective advertising and marketing campaigns, new entrants into the market, the decision of wholesalers, retailers or consumers to purchase competitors’ products instead of ours, and increased marketing costs and in-store
placement and slotting fees due to our competitors’ willingness to spend aggressively. Competitive pressures may also cause us to reduce prices we charge customers or may restrict our ability to increase such prices.
We have a history of losses, and we may be unable to achieve profitability.
Through June 30, 2021, we experienced net losses in each year since our inception. We incurred net losses of $6.1 million in 2020, $5.4 million in 2019 and $6.0 million in 2018. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, supplier network and contract manufacturers, expand our marketing channels and hire additional employees. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses are fixed. Accordingly, we may not be able to achieve profitability, and we may incur significant losses in the future.
Changes in the retail landscape or the loss of key retail customers could adversely affect our financial performance.
The consumer packaged goods industry is being affected by the trend toward consolidation in, and blurring of, the lines between retail channels. Larger retailers have sought lower prices from us, demanded increased marketing or promotional expenditures, and have and may continue to use their distribution networks to introduce and develop private label brands, any of which could negatively affect profitability. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.
In 2020, our largest customer represented 20% of our net sales and our largest ten customers represented 80% of our net sales. We have also recently increased concentration in the ecommerce channel. In 2020, the ecommerce channel represented approximately 13% of our net sales. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability. Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. Despite operating in different channels, our retailers sometimes create their own beverages that compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. In addition, our success depends in part on our ability to maintain good relationships with key retail customers.
The
COVID-19
pandemic could have a material adverse impact on our business, results of operations and financial condition.
In connection with the
COVID-19
pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing business travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat
COVID-19,
there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our supply chain as well as the demand for our products. Although we encountered closures at some of our third-party facilities due to confirmed cases in the workforce or due to government mandate, these closures did not have a material impact on our operations or our ability to serve customer needs. While at this time we are working to manage and mitigate potential disruptions to our supply chain, and we have not experienced decreases in demand or material financial impacts as compared to prior periods, the fluid nature of the
COVID-19
pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

The impact of the
COVID-19
pandemic on any of our suppliers, manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by the
COVID-19
pandemic continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted.
Further, the
COVID-19
pandemic may impact customer and consumer demand. Retail and grocery stores have been impacted due to business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our customers’ operations are negatively impacted, our customers may reduce demand for or spending on our products, or customers or distributors may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations.
The extent of the
COVID-19
pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the future impact of the
COVID-19
pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could continue to affect our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
If we fail to attract, train or retain qualified employees, manage our future growth effectively or maintain our company culture, our business could be materially adversely affected.
We have grown rapidly since inception and anticipate further growth. Our growth and success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. The number of our full-time employees increased from 72 at December 31, 2019 to 108 at June 30, 2021. Any of our employees may terminate his or her employment with us at any time. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.
In addition, our recent growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business will place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
As we grow and develop the infrastructure of a public company during the COVID-19 pandemic, we may find it difficult to maintain our company culture. In 2020, we hired 25 full-time employees and in the six months ended June 30, 2021, we hired 15 full-time employees. If we are not able to effectively integrate our new employees into our company culture, we may not be able to retain these employees or we may not be able to maintain our company culture. We believe our culture and our brand have been key contributors to our success to date and promote a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture or focus on our brand could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our objectives. If we fail to maintain our company culture or focus on our brand, our business and competitive position may be harmed.
Our net sales and earnings may fluctuate as a result of price concessions, promotional activities and chargebacks.
We are often required to grant retailers price concessions that negatively impact our margins and our profitability in order to compete with our larger competitors with significantly greater financial resources. If we are not able to lower our cost structure adequately in response to such competitive customer pricing, and if we are not able to attract and retain a profitable customer mix and a profitable product mix, our profitability could continue to be adversely affected.
In addition, we periodically offer sales incentives through various programs to customers and consumers, including temporary price reductions, off-invoice
discounts, retailer advertisements, product coupons and other trade activities. We also periodically provide chargebacks to our retailers, which include credits or discounts on the sale of products to consumers. The cost associated with promotions and chargebacks is estimated and recorded as a reduction in net sales. We anticipate that these price concessions and promotional activities could adversely impact our net sales and that changes in such activities could adversely impact period-over-period results. If we are not correct in predicting the performance of such promotions, or if we are not correct in estimating chargebacks, our business, financial condition and results of operations would be adversely affected.

Failure to introduce new products or successfully improve existing products may adversely affect our ability to continue to grow.
Part of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our innovation team is continuously working to enhance the taste of our beverages and quality of our ingredients, including expanding to additional flavors and categories. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.
Inaccurate or misleading marketing claims may harm our brand and business.
We have partnered with health professionals such as renal dietitians and diabetes educators to provide health-focused educational materials and webinars. Although we take measures to ensure that such information is accurate, compliant with regulations and supported by factual analysis and research, we may be subject to claims that such information is false or misleading. Even if such claims are disproven, any negative publicity surrounding an assertion that our marketing materials are inaccurate could cause consumers to lose confidence in the safety and quality of our products. In addition, a judgment against us could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Climate change may negatively affect our business and operations.
We believe greenhouse gases in the atmosphere have and will continue to have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. As climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as stevia extract. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our third-party contract manufacturers’ operations, as well as the agricultural businesses of our suppliers, which rely on the availability and quality of water.
Adverse weather conditions, fires, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.
Agricultural products, including the stevia rebaudiana plant, are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climate conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, adverse weather or natural disasters, including fires, earthquakes, winter storms, floods, droughts, or volcanic events, could impact manufacturing and business facilities, which could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. These factors may result in lower sales volume and increased costs due increased costs of products. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.
Similarly, an earthquake, fire, tsunami, tornado or other natural disaster could seriously disrupt our entire business. Our corporate offices and research and development functions are located in Los Angeles, California. The impact of an earthquake, fire or tsunami, or both, or other natural disasters in the Los Angeles area on our facilities and overall operations is difficult to predict, but such a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of such a natural disaster. As a result, natural disasters, such as an earthquake, fire or tsunami in the Los Angeles area or in areas where our manufacturers are located, could lead to substantial losses.
We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
We intend to expand our global footprint in order to enter into new markets, including expanding into countries other than those in which we currently operate. It may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. We will also face increased competition with larger competitors who have stronger established brands in such markets. It is also costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our expansion may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand.

Risks Relating to Our Relationships with Third Parties
Because we rely on a limited number of third-party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products.
We rely on a limited number of suppliers to supply us with raw materials. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply or pricing of raw materials. Any of our suppliers could discontinue or seek to alter their relationship with us.
We currently have one supplier for the stevia extract used in our products which we have selected since they meet our specific requirements for a particular blend of leaf compounds. As a result of this concentration in our supply chain, any disruption in the supply, price, quality, availability or timely delivery of stevia from this supplier could adversely affect our business, performance, and results of operations. Additionally, the concentration of our supply of stevia extract increases the risk of significant supply disruptions from local and regional events. For more information regarding contract terms, see the section of the Prospectus captioned “
Business—Our Supply Chain
.”
Events that adversely affect our supplier of stevia extract and other raw materials could impair our ability to obtain raw material inventory in the quantities that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, fires or other catastrophic occurrences. We have in the past experienced interruptions in the supply of carbon dioxide and caffeine. While those disruptions did not have a material impact, future disruptions could have a material negative impact on our business operations.
We continually seek alternative sources of stevia extract and other plant-based ingredients to use in our products, but we may not be successful in diversifying the raw materials we use in our products. If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or that a new supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality standards. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.
Substantial disruption at our independent third-party manufacturing and distribution facilities could occur.
We use third-party manufacturing companies to produce our products. Some of these manufacturers are also our direct competitors, or also manufacture and distribute products for our competitors. As independent companies, these manufacturers and distributors make their own business decisions. They have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products, prioritize their own products, or take other actions detrimental to our products or brand. In addition, we may enter into ‘take or pay’ arrangements to improve assurance of supply for both co-pack
volume and aluminum cans. In most cases, they are able to terminate their manufacturing and distribution arrangements with us without cause. We may need to increase support for our brands in their territories to protect our route to market and may not be able to pass price increases through to them. Their financial condition could also be adversely affected by conditions beyond their control, and their business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third-party contract manufacturers.
A disruption at our third-party manufacturing and distribution facilities could have a material adverse effect on our business. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, epidemics, strikes, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism. Moreover, if demand increases more than we forecast, we will need to acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, each of which could negatively affect our business and financial performance.
We use distributors for a significant amount of our sales, and if we experience the loss of one or more distributors and cannot replace them in a timely manner, our results of operations may be adversely affected.
We sell a substantial portion of our products through distributors such as United Natural Foods, Inc. and KeHE Distributors, and we depend on these third parties to sell our products to a broad group of retailers. Our largest distributors in 2020 were United Natural Foods, Inc. and KeHE Distributors, which accounted for 20%, and 16% of our net sales, respectively. Sales to retailer Kroger and online customer Amazon each accounted for 12% of our net sales in 2020. No other retailer or distributor represented more than 10% of our net sales in 2020. We expect that most of our sales will be made through a small number of customers for the foreseeable future. We do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our significant customers and cannot replace the customer in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected. Similarly, if we do not maintain our relationship with existing customers or develop relationships with new customers, the growth of our business may be adversely affected and our business may be harmed.

Increase in the cost, disruption of supply or shortage of stevia sweetener or other ingredients, other raw materials, packaging materials, aluminum cans and other containers could harm our business.
We use various ingredients in our business, including stevia sweetener and flavor ingredients relating to consumable products, aluminum cans and other packaging materials. The prices for ingredients, other raw materials, packaging materials and aluminum cans fluctuate depending on market conditions. For example, there is currently a global shortage of aluminum cans. We might not be able to source enough aluminum cans in the future to meet our consumers’ demand. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments which are highly uncertain.
Substantial increases in the prices of stevia sweetener, our other ingredients, other raw materials, packaging materials and aluminum cans, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase operating costs for us and companies we do business with and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials and aluminum cans could affect affordability in some markets and reduce sales.
Failure by our transportation providers to deliver our products on time, or at all, could result in lost sales.
We currently rely upon third-party transportation providers for our product shipments. Our utilization of delivery services for shipments is subject to risks, including availability of trucking capacity and increases in fuel prices, which would increase our shipping costs, and employee strikes or work stoppages and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. In particular, the increase in volume of online shopping due to the
COVID-19
pandemic has led to an increase in demand for shipping services and subsequent increase in our transportation expense. We periodically change shipping companies, and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.
Risks Relating to Governmental Regulation
We and our manufacturers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if we are not in compliance with applicable requirements.
We and our manufacturers and suppliers are subject to a broad range of federal, state, and local laws and regulations that govern, among other issues, the testing, design, development, formulation, manufacturing, storage, product safety, labeling, distribution, marketing, sales, advertising and post-market reporting of foods. These include laws administered by the FDA, the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state, and local regulatory authorities. Because we market products that are regulated as food, we and the companies that pack our products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated thereunder by the FDA. The statute and regulations govern, among other things, the production, composition, ingredients, packaging, labeling, and safety of beverages. The FDA requires that facilities that produce food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practice requirements (“cGMPs”), and supplier verification requirements. Production facilities are subject to periodic inspection by federal, state, and local authorities. If we cannot successfully contract with manufacturers for our products and if they cannot conform to our specifications and the strict regulatory requirements of the FDA and applicable state and local laws, they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in their inability to continue to pack for us, or could result in a recall of our products that have already been distributed.
Our products are subject to the FDA’s comprehensive regulatory authority under the FDCA, as well as by other regulatory authorities which regulate the manufacturing, preparation, quality control, import, export, packaging, labeling, marketing, advertising, promotion, distribution, safety, and/or adverse event reporting of foods. Among other things, manufacturers of conventional foods must meet applicable cGMPs and certain requirements that govern the constituents, packaging, labeling and holding of foods. Failure by us, our manufacturers, or our suppliers to comply with these regulations could result in, by way of example, significant fines, criminal and civil liability, product seizures, recalls, withdrawals, or other enforcement action. Any of these actions would have a materially adverse effect on our business, financial condition, results of operations and prospects.
Our products and their manufacturing, labeling, marketing and sale are also subject to various aspects of the Federal Trade Commission Act, the Food Safety Modernization Act, the Lanham Act, state consumer protection laws and state warning and labeling laws, such as Proposition 65 in California. Various states, provinces and other authorities require deposits, eco-taxes
or fees on certain products or packaging. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In addition, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of what they contain or allegations that they cause adverse health effects.

Failure by us, our manufacturers, or our suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, injunctions, product recalls or seizures, withdrawals, warning letters, restrictions on the production or marketing of our products, or refusals to permit the import or export of products, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions would result in a material effect on our operating results and business and business and financial condition, including increased operating costs. See “
Description of Business—Government Regulation
.”
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, the Internal Revenue Service (“IRS”), the U.S. Department of Health & Human Services, the FDA, the FTC, the USDA, the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”), the U.S. Department of Justice (“DOJ”), by state and local governments, and by comparable entities in foreign countries, as well as applicable trade, labor, sanitation, safety, environmental, labeling, anti-bribery and corruption and merchandise laws.
Changes in laws and regulations, or the adoption of new laws or regulations, relating to beverage containers and packaging could increase our costs, reduce demand for our products, and otherwise adversely affect our business, results of operations and financial condition.
Proposals relating to beverage container deposits, recycling, eco-tax
and/or product stewardship have been introduced in various jurisdictions in the U.S. and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.
The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance,
civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, results of operations and financial condition.
Litigation and regulatory enforcement concerning marketing and labeling of our products could adversely affect our business and reputation.
The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product, seek removal of a product from the marketplace, and/or impose fines and penalties. Products that we sell carry claims as to their ingredients or health and wellness related attributes, including the term “natural” or other express or implied statements relating to the ingredients or health and wellness related attributes of our products. Although the FDA and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, official U.S. government regulation defining the term “natural” for use in the food industry, which is true for many other label statements in the better-for-you
and functionally-focused food industry. The lack of regulatory definition for “natural” and other label statements has contributed to legal challenges against many consumer products companies, and plaintiffs have commenced legal actions against several food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” that contain synthetic ingredients or components. As a result of such legal or regulatory challenges, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded.
Even when unmerited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations. The number of private consumer class actions relating to false or deceptive advertising against cosmetic, food, beverage and nutritional supplement manufacturers has increased in recent years. In addition, the FDA has aggressively enforced its regulations with respect to different types of product claims that may or may not be made for food products. These events could interrupt the marketing and sales of our products, severely damage our brand reputation and public image, increase our legal expenses, result in product recalls or litigation, and impede our ability to deliver our products in sufficient quantities or quality, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to international regulations that could adversely affect our business and results of operations.
We are subject to regulations internationally where we distribute and/or will sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. If regulators determine that the labeling and/or composition of any of our products is not in compliance with Canadian law or regulations, or if we or our manufacturers otherwise fail to comply with applicable laws and regulations in Canada, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.
In addition, if we increase international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to
non-U.S.
officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
Risks Relating to Tax Matters
The Company is dependent on distributions from Zevia LLC to pay any taxes and other expenses, including payments under the Tax Receivable Agreement.
The Company is a holding company and, its only business is to act as the managing member of Zevia LLC, and its only material assets are Class A units representing approximately 53.3% of the membership interests of Zevia LLC. The Company does not have any independent means of generating revenue. We anticipate that Zevia LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Zevia LLC. Accordingly, the Company will be required to pay income taxes on its allocable share of any net taxable income of Zevia LLC. We intend to cause Zevia LLC to make distributions to each of its members, including the Company, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow the Company to make payments under the Tax Receivable Agreement. In addition, Zevia LLC will reimburse the Company for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, the Company shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that the Company needs funds, and Zevia LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect the Company’s ability to pay taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to any dividends, if declared.
The Internal Revenue Service (IRS) might challenge the tax basis step-ups
and other tax benefits we receive in connection with the IPO and the related transactions and in connection with future acquisitions of Zevia LLC units.
The Company acquired Zevia LLC units held directly by other members of Zevia LLC in connection with the IPO and may in the future acquire such units in exchange for shares of our Class A common stock or, at our election, cash. Those acquisitions and exchanges resulted or are expected to result in increases in the tax basis of the assets of Zevia LLC that otherwise would not have been available. These increases in tax basis are expected to increase (for tax purposes) the Company’s depreciation and amortization and, together with other tax benefits, reduce the amount of tax that the Company would otherwise be required to pay, although it is possible that the IRS might challenge all or part of these tax basis increases or other tax benefits, and a court might sustain such a challenge. the Company’s ability to achieve benefits from any tax basis increases or other tax benefits will depend upon a number of factors, as discussed below, including the timing and amount of our future income. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases or other tax benefits described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of our ultimate cash tax savings.

The Company will be required to pay over to continuing members of Zevia LLC and the Direct Zevia Stockholders most of the tax benefits the Company receives from tax basis step-ups
(and certain other tax benefits) attributable to its acquisition of units of Zevia LLC in connection with the IPO and in the future, and the amount of those payments are expected to be substantial.
The Company entered into the Tax Receivable Agreement with continuing members of Zevia LLC (not including the Company) and the Direct Zevia Stockholders. The Tax Receivable Agreement provides for payment by the Company to continuing members of Zevia LLC (not including the Company) and the Direct Zevia Stockholders of 85% of the amount of the net cash tax savings, if any, that the Company realizes (or, under certain circumstances, is deemed to realize) as a result of (i) increases in tax basis (and utilization of certain other tax benefits) resulting from the Company’s acquisition of a continuing member’s Zevia LLC units in connection with the IPO and in future exchanges, (ii) certain favorable tax attributes we acquired from the blocker companies in the blocker mergers and (iii) payments the Company makes under the Tax Receivable Agreement (including tax benefits related to imputed interest). Generally, payments under the TRA will be made to the continuing members of Zevia LLC (not including the Company) and to the Direct Zevia Stockholders pro rata based on their relative percentage ownership of Zevia LLC immediately prior to the Reorganization. Such payments will reduce the cash provided by the tax savings generated from the previously described transactions with the members of Zevia LLC and the Direct Zevia Stockholders that would otherwise have been available to the Company for other uses, including reinvestment or dividends to the Company Class A stockholders. The Company will retain the benefit of the remaining 15% of these net cash tax savings.
The term of the Tax Receivable Agreement commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate a Tax Receivable Agreement (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case the Company will be required to make the termination payment specified in that Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets and the net operating losses (and similar items), we expect that future payments to the continuing members of Zevia LLC (not including the Company) in respect of the IPO will be approximately $64.2 million in the aggregate, based on a price of our Class A common stock of $14.00 per share, although the actual future payments to the continuing members of Zevia LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Zevia LLC in order to make any required payments under the Tax Receivable Agreement. To the extent such distributions or our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, such payments may be deferred for up to six months and would accrue interest until paid.
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of the Company’s income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that the Company may have made under the Tax Receivable Agreement and the portion of the Company’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of Zevia LLC attributable to the acquired or exchanged Zevia LLC interests, and certain other tax benefits, the payments that the Company will be required to make to the holders of rights under the Tax Receivable Agreement will be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits the Company receives in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Zevia LLC are not sufficient to permit the Company to make payments under the Tax Receivable Agreement.
In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that the Company actually realizes.
The Tax Receivable Agreement provides that if (i) the Company exercises its right to early termination of the Tax Receivable Agreement in whole (that is, with respect to all benefits due to all beneficiaries under the Tax Receivable Agreement) or in part (that is, with respect to some benefits due to all beneficiaries under the Tax Receivable Agreement), (ii) the Company experiences certain changes in control, (iii) the Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) the Company fails (subject to certain exceptions) to make a payment under the Tax Receivable Agreement within 180 days after the due date or (v) the Company materially breaches its obligations under the Tax Receivable Agreement, the Company will be obligated to make an early termination payment to holders of rights under the Tax Receivable Agreement equal to the present value of all payments that would be required to be paid by the Company under the Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in the Tax Receivable Agreement, including (i) the assumption that the Company would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the Tax Receivable Agreement, (ii) the assumption that any item of loss deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by the Company ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable
assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any units of Zevia LLC (other than those held by the Company) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by the Company under the Tax Receivable Agreement at a rate equal to the lesser of (a) 6.5% and (b) the Secured Overnight Financing Rate, as reported by the Wall Street Journal (SOFR) plus 400 basis points.
Moreover, as a result of an elective early termination, a change in control or the Company’s material breach of its obligations under the Tax Receivable Agreement, the Company could be required to make payments under the Tax Receivable Agreement that exceed its actual cash savings under that Tax Receivable Agreement. Thus, the Company’s obligations under the Tax Receivable Agreement could have a substantial negative effect on its financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. We cannot assure you that we will be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such a challenge. If any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, the Company would be entitled to reduce future amounts otherwise payable to a holder of rights under the Tax Receivable Agreement to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and the Company will not be permitted to reduce its payments under the Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under such Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. the Company will not be reimbursed for any payments previously made under either of the Tax Receivable Agreement if the basis increases described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefit that the Company actually realizes in respect of the increases in tax basis (and utilization of certain other tax benefits) and the Company may not be able to recoup those payments, which could adversely affect the Company’s financial condition and liquidity.
In certain circumstances, Zevia LLC will be required to make distributions to us and the existing members of Zevia LLC, and the distributions that Zevia LLC will be required to make may be substantial.
Zevia LLC is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to members, including the Company. Pursuant to the Zevia LLC Operating Agreement, Zevia LLC will make tax distributions to its members, including the Company, which generally will be made pro rata based on the ownership of Zevia LLC units, calculated using an assumed tax rate, to help each of the members to pay taxes on that member’s allocable share of Zevia LLC’s net taxable income. Under applicable tax rules, Zevia LLC is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions will be determined based on the member who is allocated the largest amount of taxable income on a per unit basis and on an assumed tax rate that is the highest possible rate applicable to any member, but will be made pro rata based on ownership of Zevia LLC units, Zevia LLC will be required to make tax distributions that, in the aggregate, will likely exceed the aggregate amount of taxes payable by its members with respect to the allocation of Zevia LLC income.
Funds used by Zevia LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions Zevia LLC will be required to make may be substantial, and may significantly exceed (as a percentage of Zevia LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments likely will significantly exceed the actual tax liability for many of the existing members of Zevia LLC.
As a result of potential differences in the amount of net taxable income allocable to us and to the existing members of Zevia LLC, as well as the use of an assumed tax rate in calculating Zevia LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We may choose to manage these excess distributions through a number of different approaches, including through the payment of dividends to our Class A common stockholders or by applying them to other corporate purposes.

We may incur tax and other liabilities attributable to our pre-IPO investors as a result of certain reorganization transactions.
Certain of our pre-IPO institutional investors held their interests in Zevia LLC through the blocker companies which were taxable as corporations for U.S. federal income tax purposes. The Company formed a new, first-tier merger subsidiary with respect to each blocker company and contemporaneously with the IPO, each respective merger subsidiary merged with and into the respective Blocker Company, with the blocker company surviving. Immediately thereafter, the blocker companies merged with and into the Company, with the Company surviving. In the blocker mergers, the owners of the blocker companies acquired an aggregate of 23,716,450 shares of newly issued Class A common stock. See “Organizational Structure—The Reorganization” of the Prospectus. As the successor to these merged entities, the Company generally succeeded to and is responsible for any outstanding or historical tax or other liabilities of the merged entities, including any liabilities that were incurred as a result of the mergers described in the previous sentence. Any such liabilities for which the Company is responsible could have an adverse effect on our liquidity and financial condition.
Pursuant to regulations issued under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), the Company may not be permitted to deduct its distributive share of compensation expense to the extent that the compensation was paid by Zevia LLC to certain of the Company’s covered employees, potentially resulting in additional U.S. federal income tax liability for the Company and reducing cash available for distribution to the Company’s stockholders and/or for the payment of other expenses and obligations of the Company.
Section 162(m) of the Code disallows the deduction by any publicly held corporation of applicable employee compensation paid with respect to any covered employee to the extent that such compensation for the taxable year exceeds $1,000,000. A “covered employee” means any employee of the taxpayer if the employee (a) is the principal executive officer (“PEO”) or principal financial officer (“PFO”) of the taxpayer at any time during the taxable year, or was an individual acting in such a capacity, (b) was among the three highest compensated executive officers for the taxable year (other than the PEO or PFO or an individual acting in such a capacity), or (c) was a covered employee of the taxpayer (or any predecessor) for any preceding taxable year beginning after December 31, 2016. Pursuant to final regulations released for publication in the Federal Register by the IRS and the United States Department of the Treasury on December 30, 2020 (the 162(m) Regulations), the Company will not be permitted to claim a deduction for the distributive share of compensation expense of Zevia LLC allocated to it to the extent that such distributive share, plus the amount of any compensation paid directly by the Company, exceeds $1,000,000 with respect to a covered employee, even if Zevia LLC, rather than the Company, pays the compensation. The 162(m) Regulations were effective upon publication of final regulations in the Federal Register but apply to any deduction for compensation that is otherwise allowable for a taxable year ended on or after December 20, 2019. However, the 162(m) Regulations do not apply to compensation paid pursuant to a written binding contract in effect on December 20, 2019 that is not materially modified after that date. Accordingly, to the extent that the Company is disallowed a deduction for its distributive share of compensation expense under Section 162(m) of the Code, it may result in additional U.S. federal income tax liability for the Company and/or reduce cash available for distribution to the Company’s stockholders or for the payment of other expenses and obligations of the Company.
Future changes to tax laws or our effective tax rate could materially and adversely affect our company and reduce net returns to our stockholders.
Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in various jurisdictions. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. In addition, the Group of Twenty, the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have focused on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country
reporting and base erosion. As a result, the tax laws in the United States and in jurisdictions which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition and results of operations. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.
Our businesses are subject to income taxation in the United States. Tax rates at the federal, state and local levels may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.

We may be required to pay additional taxes because of the U.S. federal partnership audit rules and potentially also state and local tax rules.
Under the U.S. federal partnership audit rules, subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Zevia LLC (or any of its applicable subsidiaries or other entities in which Zevia LLC directly or indirectly invests that are treated as partnerships for U.S. federal income tax purposes) may be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and Zevia PBC, as a member of Zevia LLC (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes could similarly result in Zevia LLC (or any of its applicable subsidiaries or other entities in which Zevia LLC directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.
Under certain circumstances, Zevia LLC or an entity in which Zevia LLC directly or indirectly invests may be eligible to make an election to cause members of Zevia LLC (or such other entity) to take into account the amount of any understatement, including any interest and penalties, in accordance with such member’s share in Zevia LLC in the year under audit. We will decide whether or not to cause Zevia LLC to make this election; however, there are circumstances in which the election may not be available and, in the case of an entity in which Zevia LLC directly or indirectly invests, such decision may be outside of our control. If Zevia LLC or an entity in which Zevia LLC directly or indirectly invests does not make this election, the then-current members of Zevia LLC (including Zevia PBC) could economically bear the burden of the understatement.
If Zevia LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Zevia PBC and Zevia LLC might be subject to potentially significant tax inefficiencies, and Zevia PBC would not be able to recover payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
We intend to operate such that Zevia LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is an entity that otherwise would be treated as a partnership for U.S. federal income tax purposes, the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Zevia LLC units pursuant to the Zevia LLC Operating Agreement or other transfers of Zevia LLC units could cause Zevia LLC to be treated like a publicly traded partnership. From time to time the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.
If Zevia LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Zevia PBC and Zevia LLC, including as a result of Zevia PBC’s inability to file a consolidated U.S. federal income tax return with Zevia LLC. In addition, Zevia PBC may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Zevia LLC’s assets) were subsequently determined to have been unavailable.
Risks Relating to Ownership of Our Common Stock
An active trading market may not develop or be sustained following the IPO.
You may not be able to sell your shares quickly or at a recently reported market price if trading in our common stock does not remain active. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
The market price of our Class A common stock has been and may continue to be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.
The market price of our common stock has been volatile. The market price of our Class A common stock has been and may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new products, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of food and beverage companies in general and of companies in the beverage industry in particular;

•	addition or loss of significant customers or other developments with respect to significant customers;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both applicable to our products;

•	general economic conditions and trends;

•	major catastrophic events;

•	lockup releases or sales of large blocks of our Class A common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited in this report.
In addition, if the stock market for beverage companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many beverage companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.
We have elected to be classified as a public benefit corporation under the DGCL. As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all, and our status as a public benefit corporation may negatively impact stockholders. For example:

•	we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including our employees, customers and local communities, even though the changes may be costly;

•
we may take actions, such as building
state-of-the-art
facilities with technology and quality control mechanisms that exceed the requirements of USDA and the FDA, even though these actions may be more costly than other alternatives;

•
we may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve and bringing ethically produced products to customers even though there is no immediate return to our stockholders; or

•
in responding to a possible proposal to acquire the company, our board of directors may be influenced by the interests of our stakeholders, including our employees, customers and local communities, whose interests may be different from the interests of our stockholders.

Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate.
We have elected to be classified as a public benefit corporation under the DGCL. As a public benefit corporation, we are required to balance the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct and the specific public benefit or public benefits identified in our certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized as we may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, including our employees, customers and local communities, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we are required to disclose to stockholders a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.
While not required by the DGCL or the terms of our amended and restated certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by an independent organization and may change over time. Currently, Certified B corporations are required to recertify as a Certified B Corporation once every three years. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.
As a public benefit corporation, we may become subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.
We have elected to be a public benefit corporation under the DGCL. Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least 2% of its outstanding capital stock or the lesser of such percentage or shares of at least $2 million in market value) are entitled to file a derivative lawsuit claiming that its directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which could cause us to incur additional expenses and liabilities and would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.
Sales of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline.
Sales of substantial blocks of our Class A common stock into the public market or the perception that such sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of July 22, 2021, we had 36,300,484 shares of Class A common stock outstanding. All of the shares of Class A common stock sold in the IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
Subject to certain exceptions, we, all of our directors and officers and all of the other holders of our capital stock and securities convertible into, or exchangeable for, our capital stock have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of Class A common stock without the permission of the underwriters for a period of 180 days from July 21, 2021. When the applicable lock-up
period expires, we, our directors and officers and
locked-up
equityholders will be able to sell shares into the public market. The underwriters may, in their sole discretion, permit our directors and officers and locked-up
equityholders to sell shares prior to the expiration of the restrictive provisions contained in the
“lock-up”
agreements with the underwriters.
Pursuant to the Amended and Restated Registration Rights Agreement, and subject to the lock-up
agreements described above, holders of our Class B common stock have rights to require us to file registration statements covering the sale of shares of Class A common stock issuable upon exchange of the corresponding Class B units or to include such shares in registration statements that we may file for ourselves or other stockholders. See “
Organizational Structure—Amended and Restated Registration Rights Agreement”
in the Prospectus.
We have also registered the offer and sale of shares of common stock that we may issue under our equity compensation plans.
On July 26, 2021, we filed a registration statement on Form
S-8
under the Securities Act to register the 12,947,487 shares subject to outstanding options granted under the Zevia LLC 2011 Unit Incentive Plan, RCCCUs granted under the 2020 Plan and otherwise, outstanding phantom units, and shares of common stock reserved for issuance under the 2021 Plan. The 2021 Plan provides for automatic increases in the shares reserved for grant or issuance under the 2021 Plan which could result in additional dilution to our stockholders. The shares registered on this Form
S-8
can be freely sold in the public market upon issuance, subject to a
180-day
lock-up
period following the effectiveness of the initial public offering and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.
We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our charter documents and the DGCL could discourage takeover attempts and other corporate governance changes.
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions that:

•
our board of directors are classified into three classes of directors with staggered three-year
terms. Commencing with the annual meeting of stockholders to be held in 2027, directors of each class the term of which shall then expire shall be elected to hold office for a one-year
term;

•
directors are only able to be removed from office with the affirmative vote of at least 66 2/3% of the voting power of all shares of our common stock then outstanding and, until the annual meeting of stockholders to be held in 2027, only for cause;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	prohibit stockholder action by written consent, which requires stockholder actions to be taken at a meeting of our stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;

•	provide the board of directors with sole authorization to establish the number of directors and fill director vacancies;

•	certain provisions of our amended and restated certificate may only be amended only with the approval of at least 66 2/3% of the voting power of all shares of our common stock then outstanding;

•
the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws and that our stockholders may amend our bylaws only with the approval of at least 66 2/3% of the voting power of all shares of our common stock then outstanding; and

•
special meetings of the stockholders may only be called by the stockholders upon the written request of one or more stockholders of record that own, or who are acting on behalf of persons who own, shares representing 25% or more of the voting power of the then outstanding shares of capital stock entitled to vote on the matter or matters to be brought before the proposed special meeting.

In addition, as a Delaware corporation, we are subject to Section 203 of the DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time. In addition, our credit facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction.
Also, as a public benefit corporation, our board of directors is required by the DGCL to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our amended and restated certificate of incorporation. Additionally, pursuant to our amended and restated certificate of incorporation, a vote of at least 66 2/3% of our outstanding shares of voting stock is required for matters directly or indirectly amending or removing our public benefit purpose. We believe that our public benefit corporation status will make it more difficult for another party to obtain control of us without maintaining our public benefit corporation status and purpose. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our amended and restated certificate of incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the DGCL confers jurisdiction upon the Court of Chancery. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act.
This choice of forum provision may limit a stockholder’s ability to bring a claim in other judicial forums for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than Delaware, or federal courts, in the case of claims arising under the Securities Act. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. See the section entitled “
Description of Capital Stock—Exclusive Forum Clause
” in the Prospectus.
General Risk Factors
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time- consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting.
Significant resources and management oversight are required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
Being a public company and these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
Our management team has limited experience managing a public company.
Most members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we are subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These new obligations and added scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.
We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to (a) a lack of sufficient accounting resources, (b) inadequate segregation of duties, including access security to our IT systems, related to the preparation, review and posting of journal entries, and (c) the sufficiency of review over accounting analyses used in the classification of promotional activities and the accounting for equity transactions. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our financial statements that could not be prevented or detected on a timely basis.
Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we are a private company with limited resources and do not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources and personnel with the appropriate level of experience and technical expertise to oversee our business processes and controls.
We have commenced measures to remediate the identified material weaknesses. These measures include adding additional accounting and financial personnel with industry experience during the quarter ended June 30, 2021, including experienced a Chief Accounting Officer to oversee internal controls and procedures and implement a formal closing process. In additional we also hired a Director of Financial Planning and Analysis, and Tax director. We also engaged a nationally recognized accounting firm in to work with us to establish, document and test our key internal controls in order for management to effectively assess the internal control environment and all its related aspects and significant processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in further material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required if our Independent Registered Public Accounting Firm is unable to express an unqualified opinion as to the effectiveness of the Company’s internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Class A common stock could be adversely affected and we could become subject to litigation or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Reduced reporting and disclosure requirements applicable to us as an emerging growth company (EGC) could make our Class A common stock less attractive to investors.
We are an EGC and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and on the frequency of such votes as well as stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We could be an EGC for up to five years following the completion of the IPO. We will cease to be an EGC upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO, (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock less attractive since we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.
If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Class A common stock.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to (a) a lack of sufficient accounting resources, (b) inadequate segregation of duties, including access security to our IT systems, related to the preparation, review and posting of journal entries, and (c) the sufficiency of review over accounting analyses used in the classification of promotional activities and the accounting for equity transactions. Further, additional weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our Class A common stock.
If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
The trading market for our Class A common stock will partially depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
The estimates of market opportunity and forecasts of market growth included in our filings may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. For example, several of the reports rely on or employ projections of consumer adoption and incorporate data from secondary sources such as company websites as well as industry, trade and government publications. While our estimates of market size and expected growth of our market were made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth forecast in our filings, our business could fail to grow at the rate we anticipate, if at all.
Failure to retain our senior management may adversely affect our operations.
Our success is substantially dependent on the continued service of certain members of our senior management, including Paddy Spence, our Chair and Chief Executive Officer. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with suppliers, manufacturers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not currently carry key-person life insurance for our senior executives other than for our Chief Executive Officer.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.
We utilize intellectual property in our business. Our trademarks are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We have invested a significant amount of money in establishing and promoting our trademarked brands. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property.
We rely on confidentiality agreements and trademark law to protect our intellectual property rights. Our confidentiality agreements with our crew members and certain of our consultants, contract employees, suppliers and independent contractors, including some of our manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. Further, some of our formulations have been developed by or with our suppliers and manufacturers. As a result, we may not be able to prevent others from independently developing and using similar formulations.
We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have an adverse effect on our business, financial condition and results of operations.
We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our ability to effectively operate our business.
We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. No operational applications are physically hosted on our premises, although we do manage internal file servers. Most of our applications are operated in the cloud, either as Software as a Service (SaaS) platforms or hosted services. Key third-party, cloud- based systems include NetSuite, an enterprise resource planning system used for executing purchase orders and other key operational and accounting transactions; Microsoft OneDrive for document storing, sharing and collaboration; as well as other platforms to manage activities including, but not limited to, payroll and personnel data. Supply plans are driven by our demand plan, both of which are updated monthly and as needed, using Smoothie, also a SaaS application. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could have a material adverse effect on our business.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking, email, and other online activities to connect with our employees, suppliers, manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we will also be expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. Additionally, we have been subject to security breaches and cyber incidents in the past and our preventative measures and incident response efforts may not be entirely effective at preventing future breaches. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.
Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and obligations could harm our business.
We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and obligations to our customers and other third parties related to privacy, data protection and information security. We strive to comply with applicable privacy laws; however, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, varied, and it is possible that these or other actual obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.

California also recently enacted legislation affording consumers expanded privacy protections: the California Consumer Privacy Act of 2018, or CCPA, went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued CCPA regulations that add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations may require us to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents (including employees, though only in limited circumstances until January 1, 2023) expanded rights to transparency, access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. The enactment of the CCPA and CPRA is prompting similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws, and is inspiring federal legislation.
Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
With laws and regulations such as the CCPA/CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these or other laws and regulations, or of contractual or other obligations relating to privacy, data protection or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures, or the features of our products and services. We may face challenges in addressing their requirements and making any necessary changes to our policies and practices, and we may find it necessary or appropriate to assume additional burdens with respect to data handling, to restrict our data processing or otherwise to modify our data handling practices and to incur significant costs and expenses in these efforts. Any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or regulations or our contracts and policies, such violations may also put our customers’, suppliers or other third parties’ content and personal information at risk and could in turn have an adverse effect on our business. Any significant change to applicable privacy laws or relevant industry practices could increase our costs and require us to modify our platform, applications and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data or develop new applications and features.
Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.
Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers, distributors, retailers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.
We intend to continue to grow our business, which may require additional capital to develop new products or enhance our platform, expand distribution, improve our operating infrastructure or finance working capital requirements. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On July 26, 2021, we completed our IPO, pursuant to which we issued and sold an aggregate of 10,700,000 shares of Class A common stock at the IPO price of $14.00 per share. The aggregate gross proceeds to the Company from our IPO were $149.8 million and the net proceeds were $139.7 million after deducting underwriting discounts and commissions of $10.1 million.
The offer and sale of the shares of common stock in the IPO were registered pursuant to registration statements on Form S-1 (File No. 333-257378), which the SEC declared effective on July 21, 2021. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our IPO were Goldman Sachs & Co. LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC, Stephens Inc., BMO Capital Markets Corp., Wells Fargo Securities, LLC, Telsey Advisory Group LLC, Loop Capital Markets LLC, Academy Securities, Inc., AmeriVet Securities, Inc. and Samuel A. Ramirez & Company, Inc.
There has been no material change in the use of proceeds as described in the Prospectus.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 10, 2021, upon a proposal from Padraic “Paddy” Spence, the Company’s Chief Executive Officer, the independent members of the Board unanimously approved a reduction of Mr. Spence’s annual base salary to $1.00 and eliminated Mr. Spence’s target annual bonus, effective as of August 1, 2021.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.1*	Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC Agreement dated as of July 21, 2021.

10.2*	Tax Receivable Agreement dated as of July 21, 2021.

10.3*	Zevia PBC Eleventh Amended and Restated Registration Rights Agreement dated July 21, 2021.

10.4*#	Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Robert Gay.

10.5*#	Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Harry Margolis.

10.6*#	Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Padraic Spence.

10.7	Form of Indemnification Agreement entered into with Directors and Executive Officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A, filed on July 12, 2021).

10.8#	Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 26, 2021).

10.9#	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 26, 2021).

10.10#	Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 26, 2021).

10.11#	Form of Zevia LLC First Amendment to Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1/A, filed on July 12, 2021).

10.12#	Offer Letter dated June 9, 2021 between Zevia LLC and Amy Taylor (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A, filed on July 12, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZEVIA PBC

Dated: August 13, 2021	By:	/s/ Padraic Spence
Padraic Spence
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2021	By:	/s/ William D. Beech
William D. Beech
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2021	By:	/s/ Hany Mikhail
Hany Mikhail
Chief Accounting Officer
(Principal Accounting Officer)