Form 10-Q
period 2021-09-30
Zevia PBC
filed 2021-11-12
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of registrant’s common stock, as of the last practicable date were 34,456,463 shares and 30,113,152 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, as of November 8, 2021.

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
•
product safety and quality concerns, including those relating to our natural sweetening system, could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions increasing our operating costs and reducing demand for our product offerings;
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
•
extensive governmental regulation and enforcement if we are not in compliance with applicable requirements; and
•
other risks, uncertainties and factors set forth in our quarterly report on Form 10-Q for the quarter ended June 30, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2021, including those set forth under "Item 1A. Risk Factors"

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I – FINANCIAL INFORMATION

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except unit and per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$78,720	$14,936
Accounts receivable, net	14,507	6,944
Inventories	24,927	20,800
Prepaid expenses and other current assets	5,101	1,492
Total current assets	123,255	44,172
Property and equipment, net	2,740	991
Right-of-use assets under operating leases, net	356	773
Intangible assets, net	3,788	3,939
Other non-current assets	3	81
Total assets	$130,142	$49,956
LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED UNITS AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,925	7,770
Accrued expenses	4,454	3,429
Operating lease liabilities	396	623
Other current liabilities	2,991	2,251
Total current liabilities	19,766	14,073
Operating lease liabilities, net of current portion	4	238
Total liabilities	19,770	14,311
Commitments and contingencies (Note 9)
Redeemable convertible preferred units:
No par values. None authorized and outstanding as of September 30, 2021. Authorized units of 34,410,379, 26,322,803 units issued and outstanding as of December 31, 2020; and aggregate liquidation preference $329,753 as of December 31, 2020.	—	232,457
Permanent Equity (Deficit)
Members’ deficit	—	(196,812)
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021. No shares authorized, issued and outstanding as of December 31, 2020.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 34,453,247 shares issued and outstanding as of September 30, 2021. No shares authorized, issued and outstanding as of December 31, 2020.	34	—
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 30,113,152 shares issued and outstanding as of September 30, 2021. No shares authorized, issued and outstanding as of December 31, 2020.	30	—
Additional paid-in capital	142,813	—
Accumulated deficit	(25,823)	—
Total Zevia’s Equity / members’ (deficit)	117,054	(196,812)
Noncontrolling Interests	(6,682)	—
Total Equity	110,372	(196,812)
Total liabilities, redeemable convertible preferred units and equity	$130,142	$49,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months September 30,
(in thousands, except for share amounts)	2021	2020	2021	2020
Net sales	$38,956	$32,035	$104,002	$82,202
Cost of goods sold	21,952	17,109	56,570	44,409
Gross profit	17,004	14,926	47,432	37,793
Operating expenses:
Selling and marketing expenses	12,834	6,973	31,525	19,611
General and administrative expenses	7,698	4,935	19,352	13,853
Equity-based compensation	45,731	28	45,804	86
Depreciation and amortization	239	256	713	729
Total operating expenses	66,502	12,192	97,394	34,279
Income (loss) from operations	(49,498)	2,734	(49,962)	3,514
Other expense, net	(213)	(276)	(251)	(543)
Income (loss) before Income Taxes	(49,711)	2,458	(50,213)	2,971
Provision for income taxes	(50)	—	(50)	—
Net Income (loss) and Comprehensive Income (loss)	(49,761)	2,458	(50,263)	2,971
Net income (loss) attributable to Zevia LLC prior to the Reorganization Transactions	(1,411)	2,458	(1,913)	2,971
Loss attributable to noncontrolling interest	22,527	—	22,527	—
Net loss attributable to Zevia PBC	$(25,823)	$—	$(25,823)	$—

Net loss per share attributable to common stockholders (1)
Basic	$(0.75)	N/A	$(0.75)	N/A
Diluted	$(0.75)	N/A	$(0.75)	N/A

Weighted average common shares outstanding
Basic	34,440,982	N/A	34,440,982	N/A
Diluted	34,440,982	N/A	34,440,982	N/A

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22,2021 through September 30, 2021, the period following the reorganization transactions and initial public offering (see Note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

	Redeemable Convertible Preferred Units			Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Units	Amount	Members' Deficit	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2021	26,322,803	$232,457	$(196,812)	—	$—	—	$—	$—	$—	$—	$(196,812)
Exercise of Common units	—	—	10	—	—	—	—	—	—	—	10
Equity-based compensation	—	—	37	—	—	—	—	—	—	—	37
Net income			247								247
Balance at March 31, 2021	26,322,803	232,457	(196,518)	—	—	—	—	—	—	—	(196,518)
Equity-based compensation	—	—	36	—	—	—	—	—	—	—	36
Net loss			(749)								(749)
Distributions to unitholders for tax payments	—	—	(2,669)	—	—	—	—	—	—	—	(2,669)
Balance at June 30, 2021	26,322,803	232,457	(199,900)	—	—	—	—	—	—	—	(199,900)
Net loss prior to reorganization	—	—	(1,411)	—	—	—	—	—	—	—	(1,411)
Impact of Reorganization and Initial Public Offering ("IPO")											—
Effect of the reorganization	(26,322,803)	(232,457)	219,633	23,716,450	24	—	—	12,800	—	—	232,457
Issuance of Class A common stock in IPO, net of commission	—	—	—	6,900,000	7	—	—	90,073	—	—	90,080
Issuance of Class B units Zevia LLC unitholders	—	—	—	—	—	30,114,488	30	(30)	—	—	—
Purchases of Zevia LLC units in connection with IPO	—	—	(2,037)	3,767,440	3	—	—	2,034	—	—	—
Cancellation of options in connection with IPO	—	—	(423)	32,560	—	—	—	425	—	—	2
Cancellation of options	—	—	—	—	—	—	—	(4)	—	—	(4)
Offering Costs	—	—	—	—	—	—	—	(8,101)	—	—	(8,101)
Repurchase and cancellation of Zevia LLC units in connection with the Reorganization and IPO transaction	—	—	(17)	—	—	(1,336)	—	—	—	—	(17)
Allocation of equity to noncontrolling interest	—	—	(15,845)	—	—	—	—	—	—	15,845	—
Exercise of stock options	—	—	—	36,797	—	—	—	(115)	—	—	(115)
Equity-based compensation	—	—	—	—	—	—	—	45,731	—	—	45,731
Net loss post reorganization	—	—	—	—	—	—	—	—	(25,823)	(22,527)	(48,350)
Balance at September 30, 2021	—	$—	$—	34,453,247	$34	30,113,152	$30	$142,813	$(25,823)	$(6,682)	$110,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

	Redeemable Convertible Preferred Units		Members’ Deficit
(in thousands, except unit amounts)	Units	Amount	Amount
Balance at January 1, 2020	22,558,386	$58,037	$(39,969)
Exercise of common units	—	—	5
Unit-based compensation expense	—	—	29
Net Loss	—	—	(2,594)
Balance at March 31, 2020	22,558,386	58,037	(42,529)
Unit-based compensation expense	—	—	29
Net Income	—	—	3,107
Balance at June 30, 2020	22,558,386	58,037	(39,393)
Series E Preferred units issuance cost	—	(85)	—
Exercise of common units	—	—	11
Unit-based compensation expense	—	—	28
Net Income	—	—	2,458
Balance at September 30, 2020	22,558,386	$57,952	$(36,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$(50,263)	$2,971
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	417	389
Depreciation and amortization	713	703
Loss on sale of equipment	9	—
Amortization of debt issuance cost	94	39
Equity-based compensation	45,804	86
Changes in operating assets and liabilities:
Accounts receivable, net	(7,563)	(3,428)
Inventories	(4,127)	(9,688)
Prepaid expenses and other current assets	(3,609)	(237)
Other non-current assets	(28)	(22)
Accounts payable	4,155	3,901
Accrued expenses	1,025	1,575
Operating lease liabilities	(461)	(284)
Other current liabilities	740	1,874
Net cash used in operating activities	(13,094)	(2,121)
Investing activities:
Purchases of property and equipment	(2,308)	(781)
Net cash used in investing activities	(2,308)	(781)
Financing activities:
Proceeds from revolving line of credit (1)	74,721	82,989
Repayment of revolving line of credit (1)	(74,721)	(80,207)
Proceeds from Paycheck Protection Program Loan	-	1,429
Distribution to unitholders for tax payments	(2,669)	—
Equity financing cost	-	(85)
Proceeds from exercise of common units	10	16
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	139,689	—
Use of proceeds from issuance of Class A common stock to purchase Zevia LLC Units	(49,609)	—
Proceeds from the cancellation of options in IPO	2	—
Payment for cancellation of options	(4)	—
Payment of Offering Costs	(8,101)	—
Repurchase of Zevia LLC units	(17)	—
Exercise of stock options	(115)	—
Net cash provided by financing activities	79,186	4,142
Net change from operating, investing, and financing activities	63,784	1,240
Cash at beginning of period	14,936	3,243
Cash at end of period	$78,720	$4,483

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$148	$201

(1)
Zevia PBC’s revolving line of credit provides for daily drawdowns and repayments of amounts outstanding. As of September 30, 2021, no amounts were outstanding due to the termination of the line of credit in July 2021. Consistent with the provisions of ASC Topic 230, Statement of Cash Flows, Zevia PBC has presented daily draw-downs and repayments under its revolving line of credit with its lender on a gross basis in the statements of cash flows for the periods ended September 30, 2021, and 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and operations

Zevia PBC (the "Company") was incorporated as a Delaware public benefit corporation on March 23, 2021, and prior to the consummation of the reorganization described herein and our initial public offering (“IPO”), did not conduct any activities other than those incidental to our formation and the IPO. In connection with the completion of the IPO on July 26, 2021, the Company became a holding company, and its sole material asset is a controlling equity interest in Zevia LLC, a Delaware limited liability company (“Zevia LLC”). As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC and, through Zevia LLC, conducts its business. Subsequent to July 26, 2021, the Company consolidates the results of Zevia LLC with a non-controlling interest reflected for the portion of Zevia LLC not owned by the Company. For more information about our holding company reorganization, see the section titled “Organizational Structure—The Reorganization” in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021.

References in this Form 10-Q to “Zevia PBC” refer to Zevia PBC and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise. The Company develops, markets, sells, and distributes a wide variety of zero calorie, non-GMO verified, carbonated and non-carbonated soft drinks under the Zevia® brand name. Zevia’s products are sold principally in the United States and Canada through various retailer channels, including grocery stores, natural products stores, warehouse stores, and specialty outlets. Zevia's products are manufactured and generally maintained at third-party beverage production and warehousing facilities located in both the United States and Canada.

Initial Public Offering and Reorganization Transactions

On July 21, 2021, the registration statement on Form S-1 of Zevia PBC was declared effective by the SEC related to the IPO of its Class A common stock. On July 22, 2021, the Company’s Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA”. The Company completed the IPO of 10,700,000 shares of its Class A common stock at an offering price of $14.00 per share on July 26, 2021. The Company received aggregate net proceeds of approximately $139.7 million after deducting underwriting discounts and commissions of $10.1 million. The underwriters did not exercise their option to purchase 1,605,000 additional shares of Class A common stock and that option expired on August 20, 2021.

In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
Zevia LLC recapitalized its common and preferred membership interests into a single class of common units and each common unit outstanding after giving effect thereto was reclassified as two Class B units on a one-to-two basis;
•
The Company amended and restated its certificate of incorporation in its entirety to, among other things: (i) authorize 800,000,000 shares of common stock, 550,000,000 shares of which are designated as “Class A Common Stock” and 250,000,000 shares of which are designated as “Class B Common Stock;” and (ii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company's Board of Directors in one or more series and amended and restated its bylaws in their entirety to, among other things: (a) establish procedures relating to the presentation of stockholder proposals at stockholder meetings; (b) establish procedures relating to the nomination of directors; and (c) conform to the provisions of the amended and restated certificate;
•
The limited liability company agreement of Zevia LLC was amended and restated (the “Amended and Restated Zevia LLC Agreement”) to, among other things, provide for Class A units and Class B units and appoint the Company as the sole managing member of Zevia LLC;
•
The Company assumed all outstanding equity awards of Zevia LLC on a one-to-two basis;
•
The Amended and Restated Zevia LLC Agreement classified the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Zevia LLC as Class B units and permits the continuing members of Zevia LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of the Company, for cash. For each membership unit of Zevia LLC that is reclassified as a Class B unit, the Company issued one corresponding share of its Class B common stock to the continuing members;
•
The Company contributed approximately $90.1 million of the net proceeds of the IPO to Zevia LLC to acquire 6,900,000 newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. The Company retained $82.0 million of the total IPO proceeds after the payment of $8.1 million of offering costs. The retained proceeds will ultimately be used by the Company for working capital and other general corporate purposes;
•
The Company used approximately $25.5 million of the net proceeds of the IPO to purchase 1,956,142 Class B units and corresponding shares of Class B common stock from certain of Zevia LLC’s unitholders, including certain members of senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. Such units were immediately converted into an equivalent number of Class A units;
•
The Company used approximately $0.4 million of the net proceeds of the IPO to cancel and cash-out of 32,560 outstanding options held by certain option holders, including certain members of senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. The Company received an equivalent number of Class A units from Zevia LLC in exchange for the cancellation of such options;

•
Zevia PBC formed a new, first-tier merger subsidiary with respect to each blocker company of certain pre-IPO institutional investors (“Direct Zevia Stockholders”), and contemporaneously with the IPO, each respective merger subsidiary merged with and into the respective blocker company, with the blocker company surviving. Immediately thereafter, each blocker company merged with and into Zevia PBC, with Zevia PBC surviving. As a result of the blocker mergers, the 100% owners of the blocker companies acquired an aggregate of 23,716,450 shares of newly issued Class A common stock and received approximately $23.7 million in cash consideration in exchange for 1,811,298 previously-held Class B units, which were immediately converted into an equivalent number of Class A units in the hands of Zevia PBC, and the blocker companies ceased to own any Zevia LLC units; and
•
The Company entered into an Amended and Restated Registration Rights Agreement with the Class B stockholders to provide for certain rights and restrictions after the IPO.

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. The Company has consolidated Zevia LLC in its financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations. The Company holds an economic interest of 53.3% in Zevia LLC and the remaining 46.7% represents the non-controlling interest.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Item 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by US GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021, or for any other interim period or any other future fiscal year. The balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including certain notes required by US GAAP, required on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been or omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2020 and related notes included in the Company's Registration Statement on Form S-1, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.

Principles of Consolidation

The consolidated financial statements include the accounts of Zevia PBC and its subsidiary, Zevia LLC, that it controls due to ownership of a majority voting interest. All intercompany transactions and balances have been eliminated in consolidation.

Zevia PBC owns a minority economic interest in, and operates and controls all of the businesses and affairs of Zevia LLC. Accordingly, Zevia PBC has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

The Reorganization Transactions were accounted for consistent with a combination of entities under common control. As a result, the financial reports filed with the SEC by the Company subsequent to the Reorganization Transactions are prepared “as if” Zevia LLC is the accounting predecessor of the Company. The historical operations of Zevia LLC are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results and financial position of Zevia LLC prior to the Reorganization Transactions; (ii) the consolidated results of operations and financial position of Zevia PBC and Zevia LLC following the Reorganization Transactions; and (iii) Zevia PBC's equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded.

Zevia LLC has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. The Company’s financial position, performance and cash flows effectively represent those of Zevia PBC as of and for all periods presented.

Reclassifications

For the activity in the periods prior to the IPO and Reorganization Transactions, common unit, additional paid-in capital, and accumulated deficit information has been combined and presented as member’s deficit in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in equity (deficit).

Use of estimates

The preparation of the financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; reserves recorded for inventory obsolescence; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; and the determination of the fair value of equity instruments, including redeemable convertible preferred and common units, restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

As of September 30, 2021, the Company’s operations have not been adversely impacted by the COVID-19 pandemic to a significant extent. The global impact of COVID-19 continues to rapidly evolve, and Zevia will continue to monitor the situation and the effects on its business and operations, particularly if the COVID-19 pandemic continues and persists for an extended period of time.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's 53.3% economic interest in Zevia LLC.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date. We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recent accounting pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act ("JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides for a new impairment model that requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for private companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. The Company currently does not expect this guidance to have a significant impact on the Company’s financial statements as it does not have a history of material credit losses.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for private companies for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company currently does not expect this guidance to have a significant impact on the Company's financial statements as the Company does not currently have material cloud computing software.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance and requires the application of the if-converted method for calculating diluted earnings per share, with the treasury stock method no longer permissible. The ASU is applicable to the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted the ASU as of January 1, 2021 and has applied the accounting standard update in computing diluted earnings per share for its redeemable convertible preferred units. The Company currently does not expect this guidance to have a significant impact on the Company’s financial statements.

In April 2021, the FASB issued ASU No. 2021-04, which included Topic 260, Earnings Per Share and Topic 718, Compensation - Stock Compensation. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2021-04 on its financial statements. The Company currently does not expect this guidance to have a significant impact on the Company’s financial statements as the Company does not have freestanding equity-classified written call options.

Any other recently issued accounting pronouncements are neither relevant, nor expected to have a material impact on the Company’s financial statements.

3. REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s sales by channel:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Retail sales	$33,728	$28,169	$90,561	$71,573
Online/ecommerce	5,228	3,866	13,441	10,629
Net sales	$38,956	$32,035	$104,002	$82,202

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of September 30, 2021 and December 31, 2020, respectively.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$8,931	$8,155
Finished goods	15,996	12,645
Inventories	$24,927	$20,800

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	Useful Life	September 30, 2021	December 31, 2020
Land	N/A	$336	$—
Leasehold improvements	1-2	463	468
Computer equipment and software	3	1,800	1,454
Furniture and equipment	3-6	517	473
Vehicle Purchases	8	38	—
Quality control equipment	6	385	340
Building	30	1,347	—
		4,886	2,735
Less accumulated depreciation		(2,146)	(1,744)
Property and equipment, net		$2,740	$991

During the nine months ended September 30, 2021 the Company purchased a warehouse facility in Evansville, Indiana for a total purchase price of $1.7 million. For the three months ended September 30, 2021 and 2020, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.5 million and $0.6 million, respectively. These amounts are included under depreciation and amortization in the accompanying condensed statements of operations and comprehensive income (loss).

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible asset as of:

(in thousands)	Useful lives	September 30, 2021	December 31, 2020
Customer relationships	15 years	$3,007	$3,007
Accumulated amortization		(2,219)	(2,068)
		788	939
Trademarks	Indefinite	3,000	3,000
		$3,788	$3,939

For the three months ended September 30, 2021 and 2020, total amortization expense amounted to approximately $50,000 for each of the periods then ended. For the nine months ended September 30, 2021 and 2020, total amortization expense amounted to $0.2 million for each of the periods then ended. No impairment losses have been recorded on any of the Company’s intangible assets for the nine months ended September 30, 2021 and 2020.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2021	$51
2022	200
2023	200
2024	200
2025	134
Thereafter	3
Expected amortization expense for intangible assets with definite lives	$788

7. DEBT

Credit Facility

In 2019, Zevia entered into a loan agreement providing for a $9.0 million revolving line of credit (the “Credit Facility”) with Stonegate Asset Company II, LLC (“Stonegate”), with a maturity date in April 2022. Borrowings under the revolving line were secured by accounts receivable and inventory. In June 2020, Zevia amended the Credit Facility and increased it to $12.0 million. As of December 31, 2020, the revolving line interest rate was 7.5% annual percentage rate and there was no outstanding balance. On June 1, 2021, Zevia extended the Credit Facility through April 2023 and there were no other modifications made to the terms and conditions. In July 2021 and subsequent to the IPO, Zevia terminated the Credit Facility. Early-termination fees were not material and were included in interest expense within other expenses, net in the accompanying condensed statements of operations and comprehensive income (loss).

8. LEASES

The Company leases office space, vehicles and equipment. The Company’s recognized lease costs include:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income Statement
Operating lease cost(1)	$151	$151	$454	$453
Lease income related to operating leases(2)	96	—	128	—

(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
(2)
Lease income related to operating leases is recorded within sales in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

	For the Nine Months Ended September 30,
	2021	2020
Weighted-average remaining lease term (months)	7.5	19.3
Weighted-average discount rate	7.6	7.6

The Company’s variable lease costs and short-term lease costs were inconsequential.

Maturities of lease payments under non-cancellable leases were as follows:

(in thousands)	September 30, 2021
Remainder of 2021	$169
2022	240
2023	1
Total lease payments	410
Less Imputed Interest	(10)
Present value of lease liabilities	$400

9. COMMITMENTS AND CONTINGENCIES

Zevia is obligated under various non-cancellable lease agreements providing for office space, vehicles and equipment that expire at various dates through 2023. Refer to Note 8 Leases.

Purchase commitments

As of September 30, 2021 Zevia does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. Zevia establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Management has not identified any material legal matters where it believes an unfavorable material outcome is reasonably possible and/or for which an estimate of possible losses can be made. Management does not believe that the resolution of these matters would have a material impact on the condensed financial statements.

10. BALANCE SHEET COMPONENTS

Accrued Expenses

Accrued expenses consisted of the following as of:

(in thousands)	September 30, 2021	December 31, 2020
Accrued customer paid bottle deposits	$801	$563
Accrued incentive compensation	1,875	2,826
Accrued other	1,778	40
Total	$4,454	$3,429

Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued vacation liability	$873	$728
Accrued purchases	1,087	1,201
Other current liabilities	1,031	322
Total	$2,991	$2,251

11. EQUITY-BASED COMPENSATION

In connection with the IPO, the Company assumed all outstanding equity awards of Zevia LLC on a one-to-two basis and assumed all equity incentive plans and related award agreements from Zevia LLC.

In July 2021, prior to the IPO, the Company adopted the Zevia PBC 2021 Equity Incentive Plan (the “2021 Plan”) under which the Company may grant options, stock appreciation rights, restricted stock units (RSUs), restricted stock, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of Zevia PBC and its affiliates.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a ten-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period. In determining the fair value of the Company’s stock options, management has made certain assumptions in calculating the various elements used in the option valuation model, including the expected term and volatility.

In July 2021 immediately following the effectiveness of the Company’s registration statement on the Form S-1, the Company’s Board of Directors approved the issuance of 186,000 stock options under the 2021 Plan to certain employees and non-employee directors. The fair value of stock option awards granted during the three and nine months ended September 30, 2021 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Stock price	$14
Exercise Price	$14
Expected term (years)(1)	6.06
Expected volatility (2)	47.5%
Risk-Free interest rate (3)	0.9%
Dividend yield (4)	0.0%

(1) Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2) Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3) The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4) We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

A summary of stock option activity for the three and nine months ended September 30, 2021:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2021	1,404,516	$0.49
Granted	186,000	$14.00
Exercised (1)	123,254	$0.13
Cancelled in the IPO	32,560	$0.05
Forfeited and cancelled	1,438	$0.01
Balance as of September 30, 2021	1,433,264	$2.28	6.9	$13,695
Exercisable at the end of the period	851,465	$0.38	6.3	$10,085
Vested and expected to vest	1,433,264	$2.28	7.1	$14,292

(1) Includes 75,148 options exercised prior to the IPO and Reorganization Transactions and included in member's deficit

As of September 30, 2021, total unrecognized compensation expense related to unvested stock options was $1.5 million, which is expected to be recognized over a weighted-average period of 2.74 years.

Restricted Phantom Units and Restricted Stock Units

In July 2021, the Company’s Board of Directors approved an amendment to 2,422,644 restricted phantom units (the “Restricted Phantom Units”) previously granted by Zevia LLC (the “Phantom Unit Amendment”). The Phantom Unit Amendment changed the settlement feature of all outstanding Restricted Phantom Units so that following vesting, each award Restricted Phantom Units would be settled in shares of Class A common stock having a fair market value equal to (i) the number of Restricted Phantom Units subject to such award, multiplied by (ii) the difference between the fair market value of a share of Class A common stock and the grant date price per Restricted Phantom Unit. All other terms related to the Restricted Phantom Units remained unchanged. As a result of the change in the settlement provision, the Company will recognize a charge of approximately $33.9 million over the vesting period, subsequent to the performance condition being met, resulting from the fair value of the awards as remeasured at the amendment date.

In March 2021, the Company's Board of Directors also approved an amendment to the RSUs granted in August 2020 (“the RSU Amendment”). The RSU Amendment changes the vesting of such RSUs to occur as follows: (i) in the event of a change of control, or (ii) in the event of an IPO, the RSUs units granted in August 2020 shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the modification of the RSU Amendment, the Company will recognize an incremental charge of approximately $48.9 million over the vesting period, subsequent to the performance condition being met.

RSU activity during the three and nine months ended September 30, 2021 was as follows:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance nonvested shares at January 1, 2021	6,002,644	$2.58
Granted	2,017,300	$13.70
Vested	—	$—
Forfeited	(26,500)	$13.65
Balance non vested at September 30, 2021	7,993,444	$5.35	92,005
Vested and expected to vest at September 30, 2021	7,993,444	$5.35	92,005

As of September 30, 2021, total unrecognized compensation expense related to unvested RSUs was $64.4 million, which is expected to be recognized over a weighted-average period of 1.97 years.

Equity-Based Compensation Expense

Equity-based compensation expense related to all employee and, where applicable, non-employee equity-based awards was $45.7 million for the three months ended September 30, 2021 and $45.8 for the nine months ended September 30, 2021.

12. SEGMENT REPORTING

Zevia has one operating and reporting segment which operates as a product portfolio with a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are accessed. The Company’s CODM is the Chief Executive Officer. The results of the operations are provided to and analyzed by the CODM at the Zevia PBC level and accordingly, key resource decisions and assessment of performance are performed at Zevia PBC level. Zevia has a common management team across all product lines and Zevia does not manage these products as individual businesses and as a result, cash flows are not distinct.

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers and accounted for more than 10% of total net sales for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	20%	18%	19%	19%
Customer B	17%	14%	17%	16%
Customer C	12%	11%	11%	12%
Customer D	10%	12%	11%	13%

The table below represents the Company’s customers which accounted for more than 10% of total accounts receivable, net as of:

	September 30, 2021	December 31, 2020
Customer A	17%	11%
Customer B	22%	17%
Customer D	11%	9%
Customer E	5%	14%
Customer G	4%	12%
Customer H	10%	—

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Vendor A	37%	28%	34%	31%
Vendor B	18%	30%	21%	25%
Vendor C	12%	13%	13%	11%

14. LOSS PER SHARE

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Zevia PBC for the period from July 22, 2021 through September 30, 2021, the period following the Reorganization Transactions and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Zevia PBC by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to July 22, 2021, therefore no earnings per share information has been presented for any period prior to that date.

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to Zevia PBC and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of the Company’s Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related Zevia LLC Class B Common Units, are exchangeable into shares of Class A common stock on a one-for-one basis.

Prior to the IPO, the Zevia LLC membership structure included various classes of Preferred Units and Common units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2020.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

July 22 Through September 30, 2021
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss	$(48,350)
Less: net loss attributable to non-controlling interests	22,527
Net loss to Zevia PBC	$(25,823)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic	34,440,982
Weighted-average shares of Class A common stock outstanding - diluted	34,440,982
Loss per share of Class A common stock - basic	$(0.75)
Loss per share of Class A common stock - diluted	$(0.75)

Stock options and restricted stock units were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

Three Months Ended September 30,
2021
Zevia LLC Class B Common Units exchangeable to shares of Class A common Stock	30,113,152
Stock options	1,433,264
Restricted stock units	7,993,444

15. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes, following the Reorganization Transactions effected in connection with our initial public offering. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including us. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's 53.3% economic interest in Zevia LLC.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense/(benefit) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 46.7%, due to the full valuation allowance against its deferred tax assets.

As of September 30, 2021, management believes based on applicable accounting standards and the weight of all available evidence, it is not more likely than not ("MLTN") that the Company will generate sufficient taxable income to realize our DTAs including the difference in our tax basis in excess of the financial reporting value for our investment in Zevia LLC. Consequently, we have established a full valuation allowance against our deferred tax assets as of September 30, 2021 and determined that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement ("TRA") would not be realized as of September 30, 2021. The Company has not recognized a liability related to the tax savings it may realize from utilization of such DTAs. As of September 30, 2021, the total unrecorded TRA liability is approximately $46.2 million. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of tax basis in the net assets of Zevia LLC when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon other qualifying transactions. Each change in outstanding shares of Class A common stock of the Company results in a corresponding increase or decrease in the Company's ownership of Class A units of Zevia LLC. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Zevia PBC would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Zevia LLC and the holders of Class B units of Zevia LLC (the “Members”). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Zevia LLC resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Zevia LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes an assumption related to the fair market value of assets. The payment obligations under the TRA are obligations of Zevia PBC and not of Zevia LLC. Payments are generally due under the TRA within a specified period of time following the filing of Zevia PBC’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 300 basis points from the due date (without extensions) of such tax return.

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, (ii) there is a material uncured breach of any obligations under the TRA; or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any Class B units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.

16. SUBSEQUENT EVENTS

On November 10, 2021, the Company’s Board of Directors approved (i) an amendment to the outstanding stock option awards held by Robert Gay and Harry “Hank” Margolis and (ii) an amendment to the RSUs granted to Messrs. Gay and Margolis in August 2020 (items (i) and (ii) collectively, the “Retirement Amendments”). The Retirement Amendments provide that upon the holder’s “retirement” on or after January 17, 2022, the unvested stock options and RSUs will become fully vested. As used in the Retirement Amendments, “retirement” generally includes a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides one year advance notice of such retirement unless waived by the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this quarterly report and our audited financial statements and notes thereto included in our prospectus dated July 21, 2021 (the “Prospectus”) as filed with the SEC on July 23, 2021. The financial data discussed below reflect the historical results of operations and financial position of the Company. References in this Form 10-Q to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise.

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

On July 26, 2021, we completed our IPO of Class A common stock, in which we sold 10,700,000 shares to the Underwriters. Shares of Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA” on July 22, 2021. These shares were sold at an IPO price of $14.00 per share for net proceeds of approximately $139.7 million, after deducting underwriting discounts and commissions of $10.1 million. Upon the closing of the IPO, we used (i) $25.5 million to purchase Class B units and corresponding shares of Class B common stock from certain Zevia LLC’s unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) $0.4 million to cancel and cash-out outstanding options held by certain option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into the Zevia PBC with the Zevia PBC surviving. Accordingly, we have not retained any of those portions of the proceeds. The remaining net proceeds of the IPO of $90.1 million were used to acquire 6,900,000 newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. The Company retained $82.0 million of the total IPO proceeds after the payment of $8.1 million for the IPO offering costs. The retained proceeds will ultimately be used by the Company for working capital and other general corporate purposes.

Other Factors Affecting Our Performance

COVID-19 UPDATE

The COVID-19 pandemic continued to have significant adverse impacts on the national and global economy during the third quarter of 2021. From the beginning of the COVID-19 pandemic, we have remained committed to making the health and wellness of our employees and customers a priority. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we maintain appropriate measures to help reduce the spread of infection to our employees, suppliers and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in our third-party facilities. Our corporate headquarters remains closed and most of our employees continue to work from home.

Although we encountered closures and delays at some of our third-party facilities due to confirmed cases in the workforce or due to government mandate during the course of the pandemic, these closures and delays did not have a material impact on our operations or our ability to serve customer needs. While at this time we are working to manage and mitigate potential disruptions to our supply chain, and we have not experienced decreases in demand or material financial impacts as compared to prior periods, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil with continued supply chain risk. The impact of COVID-19 on any of our suppliers, third-party manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Our operational and financial performance is dependent on future developments, including the duration of the pandemic, variants of mutations of the virus, actions that may be taken by governmental authorities, the speed at which effective vaccines will continue to be administered to a sufficient number of people to enable cessation of the virus and the related length of its impact on the global economy, all of which are uncertain and difficult to predict at this time.

The following summarizes the components of our results of operations for the three and nine months ended September 30, 2021 and 2020, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from sales of our products, including Soda, Energy Drinks, Organic Tea, Mixers, Kidz beverages and Sparkling Water, to our customers, which include grocery distributors, national retailers, natural products retailers, and e-commerce channels, in the U.S. and Canada.

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

Cost of Goods Sold

Cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of the various ingredients, packaging, in-bound freight and logistics and third-party production fees. Our cost of goods sold also includes other costs incurred to bring the product to saleable condition. Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of in-bound freight and logistics. Our cost of goods sold is generally higher for products sold through our ecommerce channel than through our retail store channel due to additional packaging requirements. Our results of operations depend on our ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long term contracts with certain suppliers of stevia and aluminum cans. We expect over the long term that, as the scale of our business increases, we will purchase a greater percentage of our aluminum cans directly rather than through third-party manufacturers. We have long term contracts with certain manufacturers governing pricing and other terms and minimum commitments on our part, but these contracts generally do not guarantee any minimum production volumes on the part of the manufacturers.

We expect our cost of goods sold to increase in absolute dollars as our volume increases and our mix shifts to higher selling price and high margin products.

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

Equity-Based Compensation

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and for certain non-employees. We record compensation expense for employee grants using grant date fair value for Restricted Stock Units ("RSUs") or a Black-Scholes-Merton option pricing model to calculate the fair value of stock options by date granted. We record compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes Merton option pricing model. Equity-based compensation cost for restricted unit awards is measured based on the closing fair market value of our common unit at the date of grant. If we have the option and intent to settle a restricted unit award in cash, the award is classified as a liability and revalued at each balance sheet date. We expect our equity-based compensation expense to decrease after the expiration of the lockup period, as defined below, in absolute dollars

In connection with the IPO 4,413,444 of our RSUs and phantom stock units will vest over the 180 days following the IPO (the lockup period). As a result, we are recognizing approximately $61.1 million of equity-based compensation ratably through December 31, 2021.

In connection with the closing of our Series E Financing in December 2020, Zevia LLC used approximately $175 million of the proceeds to repurchase outstanding preferred and common units. The majority of the units repurchased were units that had been purchased by the holders in connection with financing transactions, and a minority of units purchased were units that holders owned as a result of equity awards granted by us.

Depreciation and Amortization

Depreciation is primarily related to building, software applications, computer equipment and leasehold improvements. Intangible assets subject to amortization consist of customer relationships. Non-amortizable intangible assets consist of trademarks, which represent the Company’s exclusive ownership of the Zevia brand used in connection with the manufacture, marketing, and distribution of its carbonated beverages. We also own several other trademarks in both the U.S. and in foreign countries. Depreciation and amortization expense is expected to increase in-line with ongoing capital expenditures as our business grows, which we do not expect to be material, given our asset-light business model.

Other Income (Expense), net

Other income (expense), net consists primarily of interest expense and foreign currency transaction gains and losses.

Results of Operations

The following table sets forth selected items in our statements of operations and comprehensive income (loss) for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except for per share amounts)
Net sales	$38,956	$32,035	$104,002	$82,202
Cost of goods sold	21,952	17,109	56,570	44,409
Gross profit	17,004	14,926	47,432	37,793
Selling and marketing expenses	12,834	6,973	31,525	19,611
General and administrative expenses	7,698	4,935	19,352	13,853
Equity-based compensation	45,731	28	45,804	86
Depreciation and amortization	239	256	713	729
Total operating expenses	66,502	12,192	97,394	34,279
Income (loss) from operations	(49,498)	2,734	(49,962)	3,514
Other expense, net	(213)	(276)	(251)	(543)
Income (loss) before Income Taxes	(49,711)	2,458	(50,213)	2,971
Provision for income taxes	(50)	—	(50)	—
Net Income (loss) and Comprehensive Income (loss)	(49,761)	2,458	(50,263)	2,971
Net income (loss) attributable to Zevia LLC prior to the Reorganization Transactions	(1,411)	2,458	(1,913)	2,971
Loss attributable to noncontrolling interest	22,527	—	22,527	—
Net loss attributable to Zevia PBC	$(25,823)	$—	$(25,823)	$—

Net loss per share attributable to common stockholders (1)
Basic	$(0.75)	N/A	$(0.75)	N/A
Diluted	$(0.75)	N/A	$(0.75)	N/A

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22,2021 through September 30, 2021, the period following the reorganization transactions and initial public offering (see Note 14)

The following table presents selected items in our statements of operations and comprehensive income (loss) as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Cost of goods sold	56%	53%	54%	54%
Gross profit	44%	47%	46%	46%
Selling and marketing expenses	33%	22%	30%	24%
General and administrative expenses	20%	15%	19%	17%
Equity-based compensation	117%	0%	44%	0%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	171%	38%	94%	42%
Income (loss) from operations	(127)%	9%	(48)%	4%
Other expense, net	(1)%	(1)%	(0)%	(1)%
Income (loss) before Income Taxes	(128)%	8%	(48)%	4%
Provision for income taxes	(0)%	0%	(0)%	0%
Net Income (loss) and Comprehensive Income (loss)	(128)%	8%	(48)%	4%
Net income (loss) attributable to Zevia LLC prior to the Reorganization Transactions	(4)%	8%	(2)%	4%
Loss attributable to noncontrolling interest	58%	0%	22%	0%
Net loss attributable to Zevia PBC	(66)%	0%	(25)%	0%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net sales

	For the Three Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Net sales	$38,956	$32,035	$6,921	22%

Net sales were $39.0 million for the three months ended September 30, 2021 as compared to $32.0 million for the three months ended September 30, 2020. Net sales increased due to an approximately 26% increase in the number of equivalized cases sold to 3.5 million cases, partially offset by a 4% decrease in net average price per equivalized case due to trade promotions to drive consumer trial and repeat purchasing during the three months ended September 30, 2021. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	For the Three Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Cost of goods sold	$21,952	$17,109	$4,843	28%

Cost of goods sold was $22.0 million for the three months ended September 30, 2021 as compared to $17.1 million for the three months ended September 30, 2020. The increase of $4.8 million or 28% was primarily due to volume increases.

Gross Profit and Gross Margin

	For the Three Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Gross profit	$17,004	$14,926	$2,078	14%
Gross margin	44%	47%

Gross profit was $17.0 million for the three months ended September 30, 2021 as compared to $14.9 million for the three months ended September 30, 2020. The increase in gross profit of $2.1 million or 14% was primarily driven by higher net sales.

Gross margin in the three months ended September 30, 2021 declined to 44% from 47% in the prior-year period. The decline was primarily due to lower net price realization as a result of trade promotions to drive consumer trial and repeat purchasing in 2021.

As disclosed in Note 2, Basis Of Presentation And Summary Of Significant Accounting Policies, in the Notes to Audited Financial Statements for the years ended December 31, 2020 and 2019 included in the Prospectus, we elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying condensed statements of operations and comprehensive income (loss). As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

Operating Expenses

Selling and Marketing Expenses

	For the Three Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Selling and marketing expenses	$12,834	$6,973	$5,861	84%

Selling and marketing expenses were $12.8 million for the three months ended September 30, 2021 as compared to $7.0 million for the three months ended September 30, 2020. The increase of $5.9 million or 84%, was primarily due to overall net sales growth and higher freight costs amidst a challenging transportation market in the US and Canada as well as $2.7 million of increased marketing spend to continue to invest and grow the Zevia brand.

General and Administrative Expenses

	For the Three Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
General and administrative expenses	$7,698	$4,935	$2,763	56%

General and administrative expenses were $7.7 million for the three months ended September 30, 2021 and $4.9 million for the three months ended September 30, 2020. The increase of $2.8 million, or 56%, was driven by $1.7 million increase in costs related to being a public company including insurance, accounting, legal and other professional fees and other costs including those related to legal matters and $1.1 million in employee salary and related costs primarily due to an overall increase in employee headcount to support our growth.

Equity-Based Compensation Expenses

	For the Three Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Equity-Based Compensation	$45,731	$28	$45,703	163225%

Equity-based compensation expense was $45.7 million for the three months ended September 30, 2021 and $28,000 for the three months ended September 30, 2020. The increase of $45.7 million was primarily driven by new RSU awards and RSU and phantom stock awards previously granted by Zevia LLC, modified in March and July 2021, that generally vest over six months following the IPO.

First Nine Months Ended September 30, 2021 Compared to First Nine Months Ended September 30, 2020

Net sales

	For the Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Net sales	$104,002	$82,202	$21,800	27%

Net sales were $104.0 million for the nine months ended September 30, 2021 as compared to $82.2 million for the nine months ended September 30, 2020. Net sales increased due to an approximately 26% increase in the number of equivalized cases sold as net average price per equivalized case was essentially flat on a per case basis. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	For the Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Cost of goods sold	$56,570	$44,409	$12,161	27%

Cost of goods sold was $56.6 million for the nine months ended September 30, 2021 as compared to $44.4 million for the nine months ended September 30, 2020. The increase of $12.2 million or 27% was primarily due to volume increases.

Gross Profit and Gross Margin

	For the Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Gross profit	$47,432	$37,793	$9,639	26%
Gross margin	46%	46%

Gross profit was $47.4 million for the nine months ended September 30, 2021 as compared to $37.8 million for the nine months ended September 30, 2020. The increase in gross profit of $9.6 million, or 26% was primarily driven by higher net sales.

Gross margin in the nine months ended September 30, 2021 remained flat at 46% from the prior-year period.

As disclosed in Note 2, Basis Of Presentation And Summary Of Significant Accounting Policies, in the Notes to Audited Financial Statements for the years ended December 31, 2020 and 2019 included in the Prospectus, we elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying condensed statements of operations and comprehensive income (loss). As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

Selling and Marketing Expenses

	For the Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Selling and marketing expenses	$31,525	$19,611	$11,914	61%

Selling and marketing expenses were $31.5 million for the nine months ended September 30, 2021 as compared to $19.6 million for the nine months ended September 30, 2020. The increase of $11.9 million or 61%, was primarily due to due to overall net sales growth and higher freight costs amidst a challenging transportation market in the US and Canada as well as $4.7 million of increased marketing spend to continue to invest and grow the Zevia brand.

General and Administrative Expenses

	For the Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
General and administrative expenses	$19,352	$13,853	$5,499	40%

General and administrative expenses were $19.4 million for the nine months ended September 30, 2021 and $13.9 million for the nine months ended September 30, 2020. The increase of $5.5 million, or 40%, was primarily driven by $2.7 million in employee salary and related costs primarily due to an overall increase in employee headcount to support our growth and $2.5 million increase in costs related to being a public company including insurance, accounting, legal and other professional fees and other costs including those related to legal matters.

Equity-Based Compensation Expenses

	For the Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage
Equity-Based Compensation	$45,804	$86	$45,718	53160%

Equity-based compensation expense was $45.8 million for the nine months ended September 30, 2021 and $0.1 million for the nine months ended September 30, 2020. The increase of $45.7 million was primarily driven by new RSU awards and RSU and phantom stock awards previously granted by Zevia LLC, modified in March and July 2021, that generally vest over six months following the IPO.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we have financed our operations through private sales of equity securities and through sales of our products. In connection with our IPO, which was completed on July 26, 2021, we sold an aggregate of 10,700,000 shares of our Class A common stock at an IPO price of $14.00 per share and retained approximately $90.1 million in net proceeds, after deducting underwriting discounts and commissions and giving effect to the use of proceeds thereto. In addition, the Company incurred and paid $8.1 million of offering costs in connection with the IPO.

As of September 30, 2021, we had $78.7 million in cash. We believe that our cash and cash equivalents as of September 30, 2021, together with our operating activities will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments for at least the next 12 months.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

Upon consummation of the IPO, the Company became a holding company with no operations of its own. Accordingly, the Company will be dependent on distributions from Zevia LLC to pay its taxes, its obligations under the Tax Receivable Agreement and other expenses. Any future credit facilities may impose limitations on the ability of Zevia LLC to pay dividends to the Company.

In connection with the IPO and the Reorganization, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the Tax Receivable Agreement. The amount payable under the Tax Receivable Agreement will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in our Prospectus filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $54.4 million through 2036. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $46.2 million through 2036.

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

However, a significant portion of any potential future payments under the Tax Receivable Agreement is anticipated to be payable over 15 years, consistent with the period over which the associated tax deductions would be realized by us, assuming Zevia LLC generates sufficient income to utilize the deductions. If sufficient income is not generated by Zevia LLC, the associated taxable income of Zevia will be impacted and the associated tax benefits to be realized will be limited, thereby similarly reducing the associated Tax Receivable Agreement payments to be made. Given the length of time over which payments would be payable, the impact to liquidity in any single year is greatly reduced.

Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement for the factors discussed above, we anticipate funding payments from the Tax Receivable Agreement from cash flows generated from operations.

Credit Facility

Credit Facility

In 2019, we entered into a loan agreement providing for a $9.0 million revolving line of credit (the “Credit Facility”) with Stonegate, with a maturity date in April 2022. Borrowings under the revolving line are secured by accounts receivable and inventory. In June 2020, we amended the Credit Facility and increased it to $12.0 million. As of June 30, 2021 and December 31, 2020, the revolving line interest rate was 7.5% annual percentage rate and there was no outstanding balance. On June 1, 2021, we extended the Credit Facility through April 2023 and there were no other modifications made to the terms and conditions. In July 2021 and subsequent to the IPO, Zevia terminated the Credit Facility. There were no material early-termination fees or any other penalties associated with the termination of the Credit Facility.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash (used in) provided by:
Operating activities	$(13,094)	$(2,121)
Investing activities	$(2,308)	$(781)
Financing activities	$79,186	$4,142

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $13.1 million for the nine months ended September 30, 2021 was primarily driven by a net loss of $50.3 million and by a net decrease in cash related to changes in operating assets and liabilities of $9.9 million partially offset by non-cash expenses of $47.0 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities were due to increases in net sales and anticipated future growth and a $3.6 million increase in prepaid insurance expenses as a result of becoming a public company.

Net cash used in operating activities of $2.1 million for the nine months ended September 30, 2020 was primarily driven by a net decrease in cash related to changes in operating assets and liabilities of $6.3 million partially offset by a net income of $3.0 million and non-cash expenses of $1.2 million primarily related to depreciation and amortization. Changes in cash flows related to operating assets and liabilities primarily consisted of a $9.7 million increase in inventories as a precaution to ensure bolster supplies in the midst of a pandemic and $3.4 million in accounts receivable due to increases in net sales, partially offset by a $7.4 million increase in accounts payable, accrued expenses and other current liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $2.3 million for the nine months ended September 30, 2021 was primarily due to the purchase of a warehouse facility used in ongoing operations.

Net cash used in investing activities of $0.8 million for the nine months ended September 30, 2020 was due to purchases of software applications and computer equipment used in ongoing operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $79.2 million for the nine months ended September 30, 2021 was due to our IPO of Class A common stock, in which we sold 10,700,000 shares to the Underwriters. Shares of Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA” on July 22, 2021. These shares were sold at an IPO price of $14.00 per share for net proceeds of $139.7 million, after deducting underwriting discounts and commissions of $10.1 million but before offering expenses of the IPO and the Reorganization of $8.1 million. Upon the closing of the IPO, we used (i) approximately $25.5 million to purchase Class B units and corresponding shares of Class B common stock from certain Zevia LLC’s unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) approximately $0.4 million to cancel and cash-out outstanding options held by certain option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) approximately $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into Zevia PBC with Zevia PBC surviving. The IPO related amounts were partially offset by distribution to unitholders for tax payments of $2.7 million.

Net cash provided by financing activities of $4.1 million in the nine months ended September 30, 2020 was due to borrowings net of repayments under the Company’s Credit Facility and the Paycheck Protection Program.

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

Adjusted EBITDA and Adjusted Net Income (Loss) are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with US GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating expenses, including interest expense. A limitation of Adjusted Net Income (Loss) is that it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof. In addition, our use of Adjusted EBITDA and Adjusted Net Income (Loss) may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA or Adjusted Net Income (Loss) in the same manner, limiting their usefulness as comparative measures. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA and Adjusted Net Income (Loss) alongside other financial measures, including our net loss or income and other results stated in accordance with US GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with US GAAP, to adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss) and comprehensive income (loss)	$(49,761)	$2,458	$(50,263)	$2,971
Income tax expense (benefit)	50	—	50	—
Depreciation and amortization	239	256	713	729
Other expense, net	213	276	251	543
Equity-based compensation expense	45,731	28	45,804	86
Adjusted EBITDA	$(3,528)	$3,018	$(3,445)	$4,329

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with US GAAP, to adjusted net income (loss) for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss) and comprehensive income (loss)	$(49,761)	$2,458	$(50,263)	$2,971
Equity-based compensation expense	45,731	28	45,804	86
Adjusted net income (loss)	$(4,030)	$2,486	$(4,459)	$3,057

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

Commitments

There have been no significant changes during the three months ended September 30, 2021 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus.

Critical Accounting Policies and Estimates

Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with US GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited financial statements appearing elsewhere in the Prospectus. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three- year period.

Use of Proceeds

On July 26, 2021, we completed our IPO, pursuant to which we issued and sold an aggregate of 10,700,000 shares of Class A common stock at the IPO price of $14.00 per share. The aggregate gross proceeds to the Company from our IPO were $149.8 million and the net proceeds were $139.7 million after deducting underwriting discounts and commissions of $10.1 million. The offer and sale of the shares of Class A common stock in the IPO were registered pursuant to registration statements on Form S-1 (File No. 333-257378), which the SEC declared effective on July 21, 2021. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our IPO were Goldman Sachs & Co. LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC, Stephens Inc., BMO Capital Markets Corp., Wells Fargo Securities, LLC, Telsey Advisory Group LLC, Loop Capital Markets LLC, Academy Securities, Inc., AmeriVet Securities, Inc. and Samuel A. Ramirez & Company, Inc.

Upon the closing of the IPO, we used (i) approximately $25.5 million to purchase Class B units and corresponding shares of Class B common stock from certain Zevia LLC unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) approximately $0.4 million to cancel and cash-out outstanding options held by certain of Zevia LLC’s option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) approximately $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into the Company. Accordingly, we have not retained any of those portions of the proceeds. The Company used the remaining net proceeds of $90.1 million to acquire newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock which was retained by the Company before the payment of $8.1 million for the IPO offering costs. The net retained proceeds of $82.0 million will ultimately be used by the Company for working capital and other general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, and inflation as follows:

Raw Material Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. We recently signed a new two-year agreement with a large multi-national ingredient company for the supply of stevia on similar terms as our prior Agreement with the same ingredient company, including fixed pricing for the duration of the term. The prices of stevia and other ingredients we use are subject to many factors beyond our control, such as marketing conditions, climate change, supply chain challenges, and adverse weather conditions.

The price for aluminum cans also fluctuates depending on market conditions. There is currently a global shortage of aluminum cans. We have contracts with certain suppliers of aluminum cans, but such contracts do not cover all of our expected future needs for aluminum cans. We might not be able to source enough aluminum cans in the future to meet our consumers’ demand. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the nine months ended September 30, 2021, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum, would have resulted in an increase of approximately $0.8 million or a decrease of $0.8 million, respectively, to cost of goods sold.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the foregoing evaluation, and in light of the material weaknesses in internal controls described below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective in timely alerting them to material information to be included in our reports filed or submitted under the Exchange Act.

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

As previously disclosed in the section titled “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 13, 2021 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to (a) a lack of sufficient accounting resources, (b) inadequate segregation of duties, including access security to our IT systems, related to the preparation, review and posting of journal entries, and (c) the sufficiency of review over accounting analyses used in the classification of promotional activities and the accounting for equity transactions. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our financial statements that could not be prevented or detected on a timely basis.

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

Remediation Plans

We have commenced measures to remediate the identified material weaknesses. These measures included adding additional accounting and financial personnel with industry experience during the quarter ended June 30, 2021, including a Chief Accounting Officer to oversee internal controls and procedures and implement a formal closing process. In addition, we hired a Director of Financial Planning and Analysis, and Director of Tax. We also engaged a nationally recognized accounting firm to work with us to establish, document and test our key internal controls in order for management to effectively assess the internal control environment and all its related aspects and significant processes. During the quarter ended September 30, 2021, we implemented a formal journal entry approval workflow process, the review and approval of monthly accounts reconciliations with support to validate account balances, quarterly reviews by chief accounting officer or controller of the Company’s trial balance, dual authorization for wire transfers, tightened security around IT systems and established a whistleblower hotline for internal and external parties to anonymously report potential misconduct or other non-compliance with laws, formal accounting policies and memos. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 13, 2021. There have been no material changes from the risk factors disclosed in Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Stockholder Proposals

As provided in Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the Exchange Act), stockholders may present proper proposals for inclusion in our proxy statement and form of proxy and for consideration at next year's annual meeting of stockholders by submitting their proposals in writing to our Secretary in a timely manner. For a stockholder proposal to be considered for inclusion in our proxy statement for the 2022 annual meeting of stockholders, our Secretary must receive the written proposal at our principal executive offices, 15821 Ventura Blvd., Suite 145, Encino, CA 91436, not later than December 17, 2021, which the Company believes to be a reasonable time before it expects to begin to print and send its proxy materials for the 2022 annual meeting. Any proposal received after such date will be considered untimely. All Rule 14a-8 proposals must be in compliance with applicable laws and regulations in order to be considered for inclusion in the Company’s proxy materials for the 2022 annual meeting.

Amendment to Outstanding Equity Awards

On November 10, 2021, the Company’s Board of Directors approved (i) an amendment to the outstanding stock option awards held by Robert Gay and Harry “Hank” Margolis and (ii) an amendment to the RSUs granted to Messrs. Gay and Margolis in August 2020 (items (i) and (ii) collectively, the “Retirement Amendments”). The Retirement Amendments provide that upon the holder’s “retirement” on or after January 17, 2022, the unvested stock options and RSUs will become fully vested. As used in the Retirement Amendments, “retirement” generally includes a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides one year advance notice of such retirement unless waived by the Company.

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

10.1

Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC Agreement dated as of July 21, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Periodic Report on Form 10-Q, filed August 13, 2021).

10.2	Tax Receivable Agreement dated as of July 21, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Periodic Report on Form 10-Q, filed August 13, 2021).

10.3

Zevia PBC Eleventh Amended and Restated Registration Rights Agreement dated July 21, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Periodic Report on Form 10-Q, filed August 13, 2021).

10.4

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

10.11#	Zevia 2020 Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, filed on June 25, 2021).

10.12#

Form of Zevia LLC Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (2020) (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, filed on June 25, 2021).

10.13#

Form of Zevia LLC Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (2021) (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed on June 25, 2021).

10.14#

Form of Zevia LLC First Amendment to Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, filed on June 25, 2021).

10.15#

Zevia LLC 2011 Unit Incentive Plan, as amended, and the Form of Unit Option Agreement (incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, filed on June 25, 2021).

10.16#

Form of Zevia LLC Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1, filed on June 25, 2021).

10.17#

Form of Zevia LLC First Amendment to Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1/A, filed on July 12, 2021).

10.18#	Offer Letter dated June 9, 2021 between Zevia LLC and Amy Taylor (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A, filed on July 12, 2021).

10.19#

Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Harry Margolis (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2021).

10.20#

Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Robert Gay (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2021).

10.21#

Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Padraic Spence (incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZEVIA PBC

Dated: November 12, 2021	By:	/s/ Padraic Spence
Padraic Spence
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ William D. Beech
William D. Beech
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2021	By:	/s/ Hany Mikhail
Hany Mikhail
Chief Accounting Officer
(Principal Accounting Officer)