Form 10-K
period 2021-12-31
Zevia PBC
filed 2022-03-11
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not listed on any exchange or over-the-counter market. The registrant’s Class A common stock began trading on the New York Stock Exchange on July 22, 2021.

As of March 1, 2022 there were 37,132,526 shares and 29,553,609 shares of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for use in connection with its 2022 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Los Angeles, California

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (‘Annual Report”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report” primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report including, but not limited to, the following:

•
failure to further develop and maintain our brand;
•
change in consumer preferences, perception and spending habits in the beverage industry and on naturally sweetened products, and failure to develop or enrich our product offering or gain market acceptance of our new products;
•
product safety and quality concerns, including those relating to our natural sweetening system, which could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions increasing our operating costs and reducing demand for our product offerings;
•
inability to compete in our intensely competitive categories;
•
our history of losses, and potential inability to achieve or maintain profitability;
•
changes in the retail landscape or the loss of key retail customers;
•
fluctuation in our net sales and earnings as a result of price concessions, promotional activities and chargebacks;
•
the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•
failure to attract, hire train or retain qualified personnel, manage our future growth effectively or maintain our company culture;
•
failure to introduce new products or successfully improve existing products;
•
inability to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products due to reliance on a limited number of third-party suppliers;
•
extensive governmental regulation and enforcement if we are not in compliance with applicable requirements; and
•
other risks, uncertainties and factors set forth under "Item 1A. Risk Factors."

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I

Item 1. Business

Overview

Zevia PBC ("Zevia PBC") was incorporated as a Delaware public benefit corporation on March 23, 2021, and prior to the consummation of the reorganization described herein and our initial public offering (“IPO”), did not conduct any activities other than those incidental to our formation and the IPO. In connection with the completion of the IPO on July 26, 2021, Zevia PBC became a holding company, and its sole material asset is a controlling equity interest in Zevia LLC, a Delaware limited liability company (“Zevia LLC”). As the sole managing member of Zevia LLC, Zevia PBC operates and controls all of the business and affairs of Zevia LLC and, through Zevia LLC, conducts its business. Subsequent to July 26, 2021, Zevia PBC consolidates the results of Zevia LLC with a non-controlling interest reflected for the portion of Zevia LLC not owned by Zevia PBC. For more information about our holding company reorganization, see the section titled “Organizational Structure—The Reorganization” in the prospectus dated July 21, 2021 and filed with the U.S. Securities and Exchange Commission ("SEC") on July 23, 2021.

References in this Annual Report to “Zevia PBC” refer to Zevia PBC and not to any of its subsidiaries unless the context indicates otherwise. References in this Annual Report to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions (as defined below), to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise.

Available Information

We make available, free of charge, on the "Investors Relations" section of our website, https://www.zevia.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of the site is http://www.sec.gov.

Additionally, our corporate governance materials, including our certificate of incorporation, bylaws, corporate governance principles, charters of the Audit, Compensation, Nominating and Enterprise Risk Management, and Environmental, Social and Governance Committees, our code of business conduct and ethics may be found under the “Investors Relations” section of the website at https://www.zevia.com. The information on the Company's website is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Investors and others should note that Zevia routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Zevia Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (e.g., @Zevia, #Zevia, #ZeviaLife and #LiveYourBest on Facebook, Instagram and Twitter). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Zevia Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in Zevia to review the information that it shares at the “Investors” link located at the bottom of our webpage at https://investors.zevia.com/ and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Request Email Alerts" in the "Investors" section of Zevia’s website at https://investors.zevia.com/.

Business

Zevia is a high-growth beverage company that is disrupting the liquid refreshment beverage industry with great tasting reduced/zero calorie, zero sugar, naturally sweetened beverages. We offer a portfolio of products of carbonated and non-carbonated soft drinks under the Zevia® brand name that include a broad variety of flavors across Soda, Energy Drinks, Organic Teas, Mixers, Kidz drinks, and Sparkling Water. All Zevia® beverages are made with a handful of simple plant-based ingredients, contain no artificial sweeteners, and are all Non-GMO Project Verified, gluten-free, Kosher, vegan and zero sodium. Our products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers including grocery stores, natural products stores, warehouse club stores, specialty outlets, and through e-commerce channels. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited our brand and resulted in over one billion cans of Zevia sold to date.

We are guided by our mission to support the health of individuals and the communities we serve by creating reduced/zero calorie, naturally sweetened beverages. This purpose sets the foundation for our existence, as we strive to make the world a better place. Our focus on environmental, social and corporate governance, or ESG, impact is core to how we do business, and we believe makes us a more successful company. These ideals are embodied through our “Certified B Corporation” status, and we are acutely focused on:

•
Improving Public Health: The U.S. Centers for Disease Control and Prevention warns that Americans are consuming too much added sugars in their diets, which can lead to health problems. One of the leading sources of added sugars in the U.S. diet is sugar-sweetened beverages. Our products help consumers reduce their sugar intake and avoid artificial ingredients by offering a refreshing and enjoyable zero sugar, naturally sweetened alternative to high-sugar and artificially sweetened competitors. We estimate that by choosing Zevia, our consumers have eliminated almost 53,000 metric tons of sugar from their diets since 2011.
•
Providing Access: We are committed to supporting underserved communities by partnering with health professionals such as dietitians and nutrition educators to provide health-focused educational materials, webinars and product samples that educate patients and address the effects of sugary beverage consumption. Our products are priced at an average retail cost per ounce of $0.07, representing the 36th percentile within all non-alcoholic, ready-to-drink beverages, excluding dairy and non-dairy protein, therefore is less expensive than 64% of non-alcoholic beverage options, making Zevia affordable for a broad range of income levels.

•
Delivering Sustainability: We actively seek to minimize our environmental impact and continuously re-evaluate our packaging formats and processes to limit environmental waste. We have never sold a single plastic bottle, which we estimate has eliminated 800 million plastic bottles from littering our roadways, our waterways, and our communities by selling only aluminum packaging since 2011. In addition, one of our main ingredients, stevia, requires less agricultural water resources than sugar, furthering our sustainability mission.
•
Creating An Inclusive Company Culture: Our social impact mission extends beyond the can and is embedded in the way we treat our people—all full-time Zevia employees have an equity interest in the Company, are paid a fair wage and receive competitive benefits.
•
Driving Positive Social Change: We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation” by B Lab, an independent non-profit organization, in recognition that we balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

Certified B Corporation

Consistent with our focus on ESG and social impact, while not required by Delaware law or the terms of our amended and restated certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a Certified B Corporation.

In order to be designated as a Certified B Corporation, companies are required to take a comprehensive and objective assessment of their positive impact on society and the environment. The assessment evaluates how a company’s operations and business model impacts its workers, customers, suppliers, community and the environment using a 200-point scale. While the assessment varies depending on a company’s size (number of employees), sector and location, representative indicators in the assessment include payment above a living wage, employee benefits, stakeholder engagement, supporting underserved suppliers and environmental benefits from a company’s products or services. After completing the assessment, B Lab will verify the company’s score to determine if it meets the 80-point minimum bar for certification. The review process includes a phone review, a random selection of indicators for verifying documentation and a random selection of company locations for onsite reviews, including employee interviews and facility tours. Once certified, every Certified B Corporation must make its assessment score transparent on B Lab’s website.

Acceptance as a Certified B Corporation and continued certification is at the sole discretion of B Lab. To maintain our certification, we will be required to update our assessment and verify our updated score with B Lab every three years.

Public Benefit Corporation Status

In line with our mission to support the health of individuals and communities we live in, we have elected to be treated as a public benefit corporation under Delaware law.

Under Delaware law, a public benefit corporation is required to identify in its certificate of incorporation the public benefit or benefits it will promote and its directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the corporation’s stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations organized in Delaware are also required to assess their benefit performance internally and to disclose to stockholders at least biennially a report detailing their success in meeting their benefit objectives.

As provided in our amended and restated certificate of incorporation, the public benefits that we promote are: to (i) create and provide better-for-you beverages, food or other products that support the health of our consumers and their communities, (ii) promote the wellbeing of our employees in a supportive and empowering environment and (iii) forge an enduring profitable business.

Products

Our platform of tasty and "better-for-you" beverages combined with our global mission and core set of values has been validated by our resonance with consumers and our growth in sales.

Since our founding in 2007, we have grown from three flavors of soda to a platform brand with six product lines and approximately 40 flavor variations. Each of our product lines has been carefully crafted for consumer enjoyment, ensuring that flavor is not sacrificed in the process of eliminating unhealthy sugar and artificial ingredients including coloring, preservatives and flavors. In addition, continuous improvement is a Zevia core value, and as such we strategically reformulate our products to further enhance taste and simplify ingredients.

Soda. Soda, our flagship product released in 2008, is the better-for-you alternative to conventional sodas and diet sodas with no artificial ingredients. Our Soda is available in 15 different flavors. Our Soda sales constituted approximately 87% of our net sales in 2021.

Energy. Energy drinks are zero sugar energy drinks that contain 120 mg of organic caffeine. We offer Energy in six flavors: Grapefruit, Kola, Mango Ginger, Raspberry Lime, Pineapple Paradise and Strawberry Kiwi. We released our Energy drinks in 2016.

Mixers. Mixers are our non-alcoholic mixers that are meant to complement any cocktail or mocktail or can be enjoyed straight out of the can. We offer Mixers in three flavors: Ginger Beer, Tonic and Lemon Lime with Bitters. We released our Mixers in 2017.

Organic Tea. Our Organic Tea is a pioneer in the zero calorie, naturally sweetened ready-to-drink tea segment, and was released in 2018. Zevia Organic Tea is USDA Organic and brewed with Fair Trade Certified Tea. We offer Organic Tea in eight flavors, including two caffeine-free options.

Kidz. Kidz is our product line for kids, packaged in smaller cans for smaller hands, and the right size for lunch boxes and afternoon snacks. Our Kidz drinks are available in six kid-friendly flavors and were released in 2020.

Sparkling Water. Sparkling Waters are lightly flavored sparkling water. We offer Sparkling Water in two flavors: Blackberry and Cucumber Lemon. We released our Sparkling Waters in 2016.

We benefit from sustained shifts across the liquid refreshment beverage market. Consumers are becoming more health conscious and focused on reducing sugar in their diets and are increasingly averse to added sugars versus naturally-occurring sugars. Many consumers are making choices with sustainability in mind, including plastic waste reduction. As a great-tasting, clean label beverage supporting a positive environmental and social impact, we are positioned to appeal to a broad range of consumer needs in our current markets and beyond.

Consumers can purchase our products in both brick and mortar and e-commerce channels. We are an omnichannel brand found in more than 31,000 stores across the traditional Grocery channel, Natural Grocery channel, Warehouse Club channel, Drug channel, and e-commerce platforms.

Industry Overview

We believe there is a sustained shift in consumer demand for better-for-you products that is transforming the $771 billion global liquid refreshment beverages market. This market, which is expected to grow at a 1.4% compound annual growth rate from 2019 to 2025 according to Euromonitor, is comprised of a broad set of categories that includes both current and potential Zevia offerings: soft drinks, energy drinks, ready-to-drink teas and coffees, mixers, kids beverages, sparkling water, isotonics and juice. Our categories have tremendous reach, creating significant runway to extend the Zevia® brand.

The global beverages industry is comprised primarily of legacy, multinational category leaders. Consumer mega-trends, including growing concerns about the negative health impacts of sugar, consumers’ perception of artificial ingredients and the proliferation of plant-based alternatives, have allowed for emerging brands with reduced sugar products and natural product formulations to disrupt the status quo and capture market share from incumbent category leaders.

Consumer Mega-Trends Driving Category Growth

•
Health and Wellness—health and wellness has become a significant focus in our everyday lives, especially for the growing Millennial and Gen-Z demographics. According to Euromonitor, the global health and wellness beverage category generated $301 billion in retail sales in 2020 and grew at a 2.0% CAGR from 2018 to 2020, and is expected to grow at a CAGR of 2.8% from 2019 to 2025.
•
Plant-Based Alternatives—the proliferation of plant-based alternatives has accelerated in conjunction with consumer concern with sugar content in their diets. U.S. adults have become more concerned with the level of sugar in their diets, and are particularly concerned with sugar content in their sodas and carbonated beverages.
•
Sustainability and Transparency—sustainability and transparency are influencing consumers’ purchase decisions, which we believe makes them more inclined to choose brands with post-consumable or recyclable packaging and ethical supply chain practices.
•
Omnichannel—consumers are changing the way they shop, and the brand discovery and selection process has migrated from retail locations to online. For omnichannel brands, e-commerce is both a transaction and a discovery opportunity, and this trend has benefited from a meaningful acceleration over a multi-year period.

We believe that consumers are seeking out brands they can trust and that align with their values, and that they are becoming increasingly aware of the harmful effects of sugar. At Zevia, it is part of our mission to both educate consumers and offer a solution. Non-diet soft drinks make up almost half of total added sugars for American consumers according to the American Journal of Clinical Nutrition, with most 12-ounce cans of sugar-laden soda containing 35 to 45 grams of sugar. Consuming sugary drinks regularly can increase the risk of type 2 diabetes, heart disease and other chronic diseases. Our products enable consumers to cut their added sugar intake in half without sacrificing flavor. Given the extensive availability of scientific and health data, consumers are becoming more aware of the benefits of maintaining a healthy lifestyle and a clean environment. Today’s consumers expect more than just a refreshing moment from the beverage brands they purchase, which presents an opportunity for better-for-you and socially responsible brands to gain share and redefine the future of the beverage industry. We believe we are poised to benefit from these shifts in shopper patterns and the evolving landscape going forward.

Reduced/Zero Calories Sodas were a $7.6 billion segment in 2021, growing 10% versus 2020. These beverages can help address global health concerns, as well as reduce environmental impacts like plastic pollution. We believe consumer awareness of the negative health and environmental impacts of traditional, sugar-laden beverages is changing and accelerating the trajectory of our industry. In addition to shifting consumer preferences, regulatory changes are driving growth as well with governments in more than 50 jurisdictions imposing various taxes on sugary beverages.

Our Strengths

A Powerful Brand Platform Built Upon a Core Set of Values

We have established an authentic, trusted brand that supports the health of individuals. The Zevia® brand promise is to offer delicious beverages that are better-for-you and better for the environment. We take pride in our ability to educate our consumers and our communities about the harmful effects of sugar, and the value of reducing plastic waste by using only aluminum cans as beverage containers. We market Zevia under one unified brand across multiple beverage categories, including Soda, Energy Drinks, Ready-To-Drink Teas, Mixers, Kidz drinks and Sparkling Water. We believe our brand has extensive consumer reach potential, as we deliver beverage offerings with a diversity of flavors and categories that appeal to every family member, time of day, and usage occasion. This is evidenced by our #1 brand ranking within carbonated soft drink brands in the Natural Enhanced channel according to SPINS, and as the #1 selling carbonated soft drink brand on Amazon in 2021 based on dollar sales according to Stackline.

Passionate and Loyal Consumer Base

We measure loyalty, or “share of stomach,” based on how much brand purchasers spend on that brand, as a percentage of their total category spending. Our brand has grown significantly over the past decade, which has been largely tied to a dedicated and growing consumer base. In 2021 Zevia added one million new households to the brand and expanded purchasing options across new channels, such as Warehouse Club, with Zevia variety offerings that satisfy the entire household. Additionally, we believe our repurchase rate compares favorably relative to those same category leading brands.

Our consumers are our best advocates and their loyalty is rooted in their alignment with our messaging and mission. Our consumer base over-indexes to Millennials, whom we believe will continue to favor our better-for-you, more sustainable liquid refreshment beverages as they age. Our consumer base also includes families and health-conscious consumers, whom we believe increasingly seek better-for-you options and are driven less by discounts. We believe the majority of Zevia consumers come from other traditional and low-calorie soda brands, a meaningful share of consumers purchase Zevia as an incremental beverage and a handful of consumers migrate from energy drinks, juice and waters. We believe that consumers care about their diets and their planet, and are willing to pay a premium for those attributes. Zevia drinkers have historically increased their brand spending over time, and tend to spend more on average than traditional shoppers within the soft drink, energy and ready-to-drink tea categories. According to Numerator data for the 12 months ending December 31, 2021, Zevia households increased their total spend on Zevia, purchased the brand more often, and spent more on the brand on every trip. Those households most engaged with the brand and purchasing multiple product lines increased their purchases even more, spending 2-3x more than the average for total Zevia households as they tried additional products across the Zevia portfolio.

Asset-Light Business Model

Our business is supported by a flexible and efficient supply chain that currently has the capacity to support our continued growth. Our beverages are produced and distributed through a network of third-party contract manufacturers, logistics providers and distribution centers, as well as one fully-owned warehouse and distribution center. We have valuable, long-standing relationships across our supply chain, creating an expansive supply network with large capacity for continued growth that allows us to more closely focus on executing our strategic initiatives across sales, marketing, innovation and ESG.

We continue to invest in innovation, new product development, supply chain capabilities and marketing initiatives, as we believe the demand for our products will continue to increase globally across both brick-and-mortar and e-commerce channels.

Our asset-light business model is designed to leverage reduced costs and overhead and supports our strategic initiatives and financial flexibility.

We work closely with our external supply chain to maximize forward-looking capacity and take a thoughtful approach to how we can leverage our existing relationships with our innovation efforts. Over time, we expect to further benefit from economies of scale providing significant financial flexibility to continue to reinvest in our business as we scale.

Leverage Our Platform and Mission to Increase Velocity and Expand Our Consumer Base

We are undertaking a number of initiatives to increase product trial and enhance brand messaging, which include increased investments in digital marketing, constant innovation, and expanding distribution. According to Numerator, our household penetration of 5.4% during the year ended December 31, 2021 versus 4.6% during the year ended December 31, 2020 is extremely low when compared to 40% to 67% penetration of full calorie category brand leaders, and we see a meaningful opportunity to grow by increasing our brand trial alone. We anticipate that as we continue to scale and enter new categories and channels, more people will become aware of our brand and mission. As our brand trial grows, we expect to convert those consumers into repeat Zevia purchasers and to bring health-conscious consumers back to the fun and enjoyment of carbonated soft drinks.

Invest in Our Ongoing Innovation Efforts

We are a mission-driven brand dedicated to addressing consumer needs by providing the best-tasting, highest-quality beverages to people. We have experienced consistent growth from our existing portfolio, and we foresee multiple opportunities to pursue meaningful innovation across categories, usage occasions, and day parts.

We are extremely selective about the categories in which we choose to develop new products. At the heart of our innovation strategy is our consumer we have an unrelenting focus on ensuring we offer people the best tasting zero calorie, naturally sweetened beverages. We pioneered our first non-soda innovation in 2016, and have now expanded our innovation categories to include Energy (2016), Sparkling Water (2016), Mixers (2017), Organic Tea (2018), and Kidz drinks (2020).

In addition to entering new categories, our innovation team is constantly assessing different ways to develop great tasting beverage products that enhance our brand. We plan to continue to grow our current portfolio through line extensions and additional flavors, as well as enhancing our ingredients and sustainable packaging formats to drive incremental purchases. Continually innovating our ingredients to find the optimal taste and redesigning our packaging to enhance sustainability and margin is a key driver of our future growth. In addition to introducing line extensions within our existing categories, we have a robust pipeline of new category innovations to thoughtfully and strategically roll out over time in order to capture as much share of stomach as we can.

Continue to Expand Distribution Within Existing Channels

We believe we have created a meaningful flywheel for consumer acquisition in which shoppers are able to discover and learn about and purchase our brand online and offline across multiple channels and platforms. Our online platforms serve as trial generating and transaction intensification opportunities, allowing for full Zevia portfolio offerings including our bestselling variety packs which stimulate significant consumer engagement. In addition to aiding Zevia in being the #1 total carbonated soft drink brand on Amazon, our e-commerce buyers are also heavily engaged with the brand offline. According to Numerator, 64% of Zevia shoppers who purchase us on Amazon in 2021 also purchase Zevia in brick-and-mortar retailers. Moreover, shoppers who buy Zevia products on Amazon spend 3.5x more on our brand across all channels on average.

Offline, we have strong, long-standing relationships with food, drug, mass and natural retailers with whom we can grow distribution and sales through increased store penetration and shelf space. In 2021 we gained both overall store distribution and increases in items carried in these existing channels. We increased our store count by more than 3,000 locations versus 2020 according to SPINS and Nielsen data. We also increased the number of overall Zevia items carried across retailers, particularly with the introduction of larger packs that satisfied consumer needs for stocking up at home. We believe that our brick-and-mortar retailers value Zevia’s continued sales growth and margin profile with significant upside with both overall store count growth with major retailers and with expansion of items carried in each store.

Capitalize on Significant Distribution Opportunities

We believe we will leverage our history of success across existing channels and apply it to building a presence in new ones.

Beyond our existing channels, we believe there is significant opportunity to continue expanding distribution and total item availability in the drug, warehouse club, convenience, and foodservice channels in order to be everywhere our shoppers are seeking to buy us.

We believe our products’ accessible price point, the broad demographic segments to which we appeal, and the core values of the Zevia® brand provide the opportunity to become a leader in each of the retail channels in which beverages are distributed. Entering new channels will not only provide volume growth for our brand but will also enhance our omnichannel strategy and raise awareness of our brand among new potential enthusiasts.

Innovation

Innovation is an integral part of what we do. We constantly look for ways to improve product taste, expand our offerings across categories and usage occasions, improve the sustainability of our packaging formats and simplify our plant-based ingredients.

Our product development team collaborates across our organization and supplier base to identify areas to improve our existing offerings and create new offerings. Our development team coordinates the creation, testing, launch and improvement of our products in collaboration with our suppliers. We employ in-house food scientists to help create the next iterations of our products.

We have refined the formulas of our products to ensure they meet our shoppers’ evolving taste profile, and have launched line and flavor extensions within existing categories to further fulfill consumer needs. Our robust pipeline of new category innovations allows us to thoughtfully and strategically enter new segments within the beverage space and maximize share of stomach by offering flavors and beverages for every family member.

Our team is also working to improve our ingredients and packaging. Our main ingredient, after carbonated water, is stevia sweetener, which is extracted from the leaves of the stevia rebaudiana plant, the leaves of which contain many different naturally-occurring sweet compounds called steviol glycosides (“SG”). Each specific SG has a unique taste perception property, and is present in the leaf at widely differing percentages, driving cost differences between high-content SGs and low-content SGs. We have continually refined our stevia blend to maintain leadership in our sweetener system and currently use a specific stevia extract product that contains a particular blend of SGs that was found to perform the best across our beverage platform, providing more rounded sweetness with minimal aftertaste commonly associated with prior stevia sweeteners. In addition, we continuously evaluate and research alternate ingredients, including plant-based sweeteners other than stevia extract, that may meet or exceed our sensory and cost standards. We also assess how we can reduce our carbon footprint and plastic waste through our packaging. We believe that by consistently offering great tasting products that are all zero calorie and naturally sweetened, with sustainable packaging under one brand, we will attract consumers to our new flavors and categories.

Sales and Marketing and Consumer Outreach

Our marketing strategy is to target consumers as close to the point of purchase as possible, as we believe that many purchasing decisions are made in-store during the shopping experience. As such, we seek to deploy funding to enhance our presence at shelf, including shelf tags, product displays and other means to build consumer awareness. We also deploy marketing funds in-store, through advertising and couponing vehicles, and around the store via geotargeted digital advertising and offers. In addition, we seek to raise awareness of the Zevia® brand through advertising programs targeted to key lifestyle segments such as families, fitness communities, and consumers following special diets, whether elective or medically directed.

Prior to the COVID-19 pandemic, Zevia conducted significant sampling activities, with the goal of driving increased consumer awareness and product trial. We paused these activities due to health concerns associated with COVID-19, but anticipate re-engaging in product sampling, both in-store and at sampling events outside of the store, when these opportunities return.

From a messaging perspective, we aim to create authentic content that focuses on Zevia’s taste experience—flavor, sweetness, bubbles and enjoyment—without the guilt that comes from drinking sugary or artificially sweetened beverages. We believe that combining our focus on taste with the positive ESG benefits of our brand—zero sugar, zero plastic, and products that are affordable to consumers across a broad range of income brackets—creates a compelling proposition that will drive both initial product trial and ongoing brand consumption.

Sales

As of December 31, 2021, our sales team is comprised of 33 people. The team works in close coordination with a national network of broker and distributor sales teams that gives us access to accounts across the U.S.

Marketing and Social Media

We are undertaking a number of initiatives to increase trial and enhance brand messaging through awareness-building tactics, which include an improved approach to digital-first marketing, innovation, and expanding distribution. Our omnichannel approach engages with consumers over multiple touchpoints throughout their product discovery journey, stimulating trial, and leverages our brand awareness to grow cross-portfolio velocities and market share.

We maintain a website at https://www.zevia.com, which serves as the most comprehensive source of information regarding our products. Our website is used as a platform to introduce our entire brand portfolio, promote and sell our products, provide news, share recipes, highlight nutritional facts and provide general information on where to purchase our products.

We also use social media platforms such as Facebook, Instagram and Twitter for online collaboration to support our brand awareness strategy. These platforms allow us to directly engage with our consumers and publish content related to our products, activities and company and to better connect with potential and existing consumers.

Our Supply Chain

Ingredients and Ingredient Suppliers

The principal ingredients of our beverages, aside from carbonated water, are stevia sweetener, flavor and citric acid. Our stevia extract is sourced through a multi-year supply agreement with a large multi-national ingredient company with international agriculture operations and substantial research and development capabilities. Although we do not view our stevia blend as a commodity ingredient, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of an interruption of supply from our supplier. Our product development team provides ongoing sensory and cost evaluation of competing stevia extract products as well as other plant-based sweeteners as a means of planning alternate sources of supply that meet or exceed our sensory expectations.

Flavors are developed in collaboration with our product development team and our three flavor ingredient suppliers, as well as with our tea supplier. These suppliers produce and supply the unique flavor ingredients to our contract manufacturers. We do not have long-term supply agreements with these ingredient suppliers. For flavors and for our other ingredients, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of a supply interruption.

Packaging and Packaging Suppliers

We have chosen aluminum beverage cans as our primary packaging containers, which have the highest recycling rate of any beverage packaging format and a low carbon footprint in the supply chain. We source beverage cans through multiple suppliers, including a direct supply contract with a major can manufacturer, two agreements with contract manufacturers and opportunistic spot purchasing. Although the current global shortage of aluminum cans has broadly impacted the beverage industry, we have taken proactive measures, including diversifying our suppliers of aluminum cans and building finished goods and empty can inventory, which have allowed us to mitigate the risk of such shortage.

Manufacturing and Supply Planning

We have relationships with four contract manufacturers who operate our manufacturing facilities across the U.S. and Canada. We currently produce Zevia products at over 17 of their locations. There is periodic entry into additional facilities, or exit from current facilities, owned by this network. We also may expand into additional facilities owned by contract manufacturers outside of our current network in 2022 to support growth plans as needed. This network allows us to mitigate supply risk in the event of a disruption at a specific facility and to disperse production geographically to reduce freight miles driven to distribute our products. Our contracts are typically in the form of multi-year master service agreements which define overall commercial and legal terms, while volume commitments, production costs and other services are typically re-evaluated annually or as-needed. The majority of such agreements are pricing and volume-based commitments rather than "take or pay", however we may enter into ‘take or pay’ arrangements to improve assurance of supply for both co-pack volume and aluminum cans.

Quality Control

Upon receipt of ingredients, we receive certifications from our suppliers in order to confirm that they meet our specifications. Contract manufacturers perform in-process quality checks common to the carbonated soft drink industry, throughout the manufacturing process. We provide beverage specifications for every unique formula, as well as Zevia-specific quality requirements to our manufacturers to ensure they comply with our unique needs.

Zevia personnel also conduct a secondary layer of quality control checks to identify any potential quality discrepancies not reported or identified by our contract manufacturers, and to document their ongoing performance. Our quality team places specific inventory on hold at all inventory locations if either the contract manufacturer or our quality team identifies any suspected discrepancy, to allow for immediate investigation and corrective action if necessary.

Distribution

We distribute our products from 12 distribution centers across the U.S. and Canada, from which we ship most products that we sell to our customers. We also have 13 repack locations and two consolidators used for specific customers. We generally manage the shipping of our products from our distribution centers to our customers. We periodically source freight lanes from carriers and freight brokers to help us manage costs, and seek to lock in rates for specified time periods. We have implemented a transportation management system to support the tendering, management and costs associated with our freight.

Competition

We believe we compete broadly with all categories of liquid refreshment beverages. The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, ingredients, availability, selection and convenience, as well as factors related to corporate responsibility and sustainability. We believe we compete effectively with respect to each of these factors. Our competitors in the beverage market include category leaders such as The Coca-Cola Company, Keurig Dr. Pepper, PepsiCo, Inc., National Beverage Corp., Monster Energy, and Red Bull, as well as a range of emerging brands.

Human Capital Resources

Zevia’s passion to democratize healthier lifestyles -- by providing affordable, better-for-you, naturally-sweetened beverages without sugar or calories and never in plastic containers – is reflected in the organization’s people and culture. We offer a diverse, inclusive and challenging work environment comprised of team members who are representative of the communities we serve. Our core values - passion, respect, gratitude, learning, a positive attitude, teamwork, continuous improvement, and living our best, – are at the foundation of our strategies to drive our mission and business. In order for us to attract and retain the best talent, we have an inclusive, strategic and well-defined human capital planning process and a management approach that aligns to our business needs and mission.

As of December 31, 2021, we had 119 full-time and 7 part-time team members in the United States, and 5 team members in Canada. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our team members is represented by a labor union. We maintain a strong relationship with our team members and have never experienced a labor-related work stoppage.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation Committee, which is responsible for governance over policies regarding human capital, diversity and inclusion, pay equity, recruiting, retention, training and development, safety, and creating a working environment consistent with our culture, objectives and strategy.

Employee Health and Safety during COVID-19

The health, safety and well-being of our team members is our top priority. Throughout the COVID-19 pandemic, and based upon the guidance of the U.S. Centers for Disease Control, OSHA, and local health authorities, we put appropriate measures in place to help reduce the spread of infection to our team members and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in our offices and warehouse. This included the implementation of a company-wide remote work policy where all team members outside of our warehouse team, including hourly employees, are provided with the ability to work from home. We transformed our business communications to video conferencing as our preferred communication format. We have also limited employee business travel to only essential business needs. We developed strict protocols for any Headquarters visit, to include COVID-19 safety guidelines, a CDC attestation survey, and a tracker to document every visit.

We have custom Injury and Illness Prevention Programs for headquarters and warehouse operations. The latter includes safety training for all employees, including certified forklift drivers, and safety walk-throughs.

Diversity, Equity and Inclusion

Our commitment to diversity, equity and inclusion starts at the top with a highly skilled, diverse group in both gender and race, and representative board of directors and executive leadership team. We promote diversity, equity and inclusion at all levels of our organization, and our senior leadership team takes full ownership of and responsibility for our diversity, equity and inclusion initiatives and programs.

Zevia promotes equity through consistency and fairness with our people policies and practices that offer access, opportunity, and career growth for all team members equally. We have best practice standards across all stages of the employee lifecycle including performance standards. Promotions, compensation and growth opportunities are impartial, just and transparent. We also offer a consistent level of discretionary bonus and long-term incentive compensation in the form of equity for all levels of the organization, including hourly employees. Everyone is an owner at Zevia and we work together as one team to deliver results and achieve performance.

Our Diversity, Equity and Inclusion (DEI) Taskforce, comprised of a diverse group of representatives from all levels of the organization, aims to give our team members a voice in DEI work and allows different perspectives to shape and hold accountable and transparent our people policies and practices. In partnership with our People team, the taskforce prioritizes topics related to the lifecycle of an employee's experience at Zevia and through a DEI lens, offers suggestions for improvement. Team members participate in the DEI Taskforce for approximately 12-months and regularly report on its work, priorities and accomplishments to the overall organization, to foster transparency and trust.

Culture and Engagement

Our team drives the success of our brand, and every leadership or full team engagement features a conscious effort to engage and communicate with a focus on our values. We celebrate team member life events, offer company Z-clubs to promote team engagement across diverse topics to drive inclusion, and maintain an intranet for internal communication, peer-to-peer feedback, and company news.

In order to ensure that we are meeting our human capital objectives we frequently utilize internal employee surveys to understand the effectiveness of our people programs and where we can improve across the organization. Our team also has access to participate in independent third-party surveys through Comparably.com, providing qualitative results that reported a rating of 4.6 out of 5 stars for Company Culture, and 98 out of 100 stars for CEO Rating.

In 2021, the Company was recognized with the following nine awards from Comparably.com, measured by anonymous employee surveys: 2021 Best Company For Women, 2021 Best Company Culture, 2021 Best Company Perks & Benefits, 2021 Best Company Career Growth, 2021 Best CEOs for Diversity, 2021 Best CEOs for Women, 2021 Best Teams Operations, 2021, Best Company Los Angeles, and 2021 Best Company Outlook.

Talent Acquisition

We hired 44 new team members in 2021, 95.5% of which were sourced by internal recruitment. As part of our DEI initiative, we have implemented best-in-class recruitment practices to remove bias in the selection process and we reflect our values to candidates through job description language using gender-neutral pronouns, no video calls during the first interview, and standard assessments for applicable roles. We find candidates through a wide variety of sources to expand diversity, we offer flexible education requirements by role, and structure interviews with consistent processes to minimize bias. We conduct transparent, collaborative and panel interviews for group input on all hires.

Benefits and Compensation Strategies

Our compensation program is designed to ensure our talented team is fairly paid and well rewarded for performance. The foundation of our compensation policy is a base salary and a performance-based bonus with targets tied to the Company’s annual financial performance. We regularly review and survey our compensation and benefit programs against the market, to ensure we remain competitive in our hiring practices. We aim for equity and make conscious efforts to close the pay equity gap through market adjustments and new-hire offers considered, with thorough and transparent analysis.

Every full-time team member is eligible to receive equity-based compensation, which provides a sense of ownership and next-level engagement among employees at all levels. Zevia also offers a Fortune-500 style benefits package that incorporates a robust contribution for all tiers of coverage to include: medical, dental, vision, voluntary life & AD&D, critical illness, hospital indemnity, accident, short-term and long-term disability insurance, health savings and flexible spending accounts, health savings accounts, pet insurance, legal access, and ID protection. We offer a 401(k) Safe Harbor Retirement savings plan with Company matching contributions and no vesting schedule. We have comprehensive paid time off and sick policies, paid bereavement, holidays, flexible schedules, remote work, employee assistance programs, and a generous parental leave policy.

The same policies apply worldwide, with consistent competitive benefit packages for all team members but tailored to market-specific practices.

Training and Organizational Development

Our team members have access to various internal and external formal training and development courses to support individual growth. We offer an annual professional development allowance for continued advancement, with focus on a team member’s career path at Zevia. We seek to promote from our internal talent pool as part of our enterprise-wide succession plan. Our internal trainings include custom trainings by department and role, 100% participation in DEI training, and management training and development. In 2021, we launched Zevia University where we offer unlimited courses online for all levels of employees, to enhance soft skills, professional acumen and discipline-specific skills. Out of 108 invited learners, 85% joined the program and 51% were active learners in 2021.

Performance Management

We are focused on setting clear and specific expectations for performance that align with individual strengths and company objectives. We believe in a customized approach, where high-performers are rewarded. Our managers complete 90-day reviews for new hires, annual reviews for all employees, goals management throughout the year via an online portal, incorporate short- and long-term career goals during each review, and conduct regular one-on-one sessions to provide feedback, coaching and support. Our approach is designed to foster accountability, transparency and recognition, which drives both retention and high performance. Our 2021 turnover rate for full time employees was 9.6% relative to headcount.

ESG and Social Impact

We are dedicated to acting responsibly and strive to do our part in making the world a better place with every drink. We are committed to creating real ESG impact through combatting the harmful effects of sugar, reducing plastic waste, democratizing healthier lifestyles and fostering an employee-centric culture.

As a public benefit corporation, it is core to our mission to support the health of our consumers. Our products help consumers reduce their sugar intake and avoid artificial ingredients by offering a refreshing and enjoyable zero sugar, naturally sweetened alternative to high-sugar and artificially sweetened competitors. We estimate that by choosing Zevia, our consumers have eliminated over 53,000 metric tons of sugar in their diets since 2011.

Sustainable packaging is a top priority for us and we actively seek to minimize our environmental impact. Since our founding in 2007, we have never sold a beverage in a plastic bottle. Through only using aluminum cans, we estimate that we have saved over 18,000 metric tons of plastic since 2011. In addition, we reduce use of packaging materials where possible. For example, we have eliminated corrugate trays from our supply chain for our ten pack Soda items and eliminated plastic rings from our Canadian six pack Soda items, replacing those with a recyclable cardboard overwrap.

We also know health equality is about ensuring that consumers in underserved communities can find sustainable ways to maintain healthy lifestyles, and so we partner with thousands of health professionals across the U.S. and Canada to support their educational initiatives. These include dietitians, nutrition educators, and other health professionals. We provide both educational materials about dietary changes that can support patients’ health conditions, and also samples of Zevia products, which align with the smarter dietary choices and lifestyle changes these health professionals advocate.

Seasonality

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Trademarks and Other Intellectual Property

We own domestic and international trademarks and other proprietary rights that are important to our business, including our principal trademark, Zevia. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. All of our material trademarks are registered with the U.S. Patent and Trademark Office. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to our consumers. We have applied for or have trademark registrations internationally as well. We believe the protection of our trademarks and domain names is important to our success.

We aggressively protect our intellectual property rights by relying on trademark laws and other laws related to proprietary rights around the world. Our domain name is https://www.zevia.com.

Government Regulation

In the normal course of our business, we are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sales.

Our products are regulated in the United States as conventional foods. Our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to stringent regulations and standards established by, among others, the FTC, the FDA, the USDA, the EPA, OSHA and similar state and local agencies. The regulations and standards include various aspects of the FDCA, the Federal Trade Commission Act, the Food Safety Modernization Act, the Lanham Act, state consumer protection laws and state warning and labeling laws, such as Proposition 65 in California. Under these statutes, federal and state agencies regulate, among other things, the manufacturing, preparation, quality control, import, export, packaging, labeling, storage, recordkeeping, marketing, advertising, promotion, distribution, safety, and/or adverse event reporting of conventional foods. Among other things, manufacturers of conventional foods must meet current good manufacturing practices and other requirements applicable to the manufacturing, packaging, labeling and holding of foods. In addition, our products are manufactured pursuant to special certification programs such as those for organic, kosher, and non-GMO products among others, and we must comply with strict standards imposed by federal, state, and third-party certifying organizations.

Pursuant to the Food Safety Modernization Act (“FSMA”), the FDA promulgated additional requirements to enhance food safety and prevent food contamination, including more frequent inspections and increased recordkeeping and traceability requirements. The FSMA also holds imported foods to the same standards as domestic foods. The FDA requires that certain nutrient and product information appear on product labels and that the labels and labeling be truthful, not misleading. Similarly, the FTC requires that marketing and advertising claims be truthful, not misleading, not deceptive to customers and substantiated by adequate scientific data. We are also restricted from making certain claims about our products, including health claims, claims that our products treat, cure, mitigate or prevent disease or claims regarding the effects of our products on the structure or function of the body except under certain limited circumstances.

Products that do not comply with any governmental or third-party regulations and standards may be considered adulterated or misbranded and we may face adverse consequences, including but not limited to, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, import holds, injunctions, fines, civil penalties, or criminal prosecution.

Various states, provinces and other authorities require deposits, eco-taxes or fees on certain products or packaging. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere.

We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers.

In Canada, the manufacture, distribution, marketing and sale of our products are also subject to compliance with similar laws, rules and regulations.

Item 1A. Risk Factors.

RISK FACTORS

We are providing the following summary of the risk factors contained in this Annual Report. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information contained in this Annual Report, including our consolidated financial statements and the related notes. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, results of operations and financial condition, which may adversely affect the trading price of our Class A common stock.

Summary of Risk Factors

This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business. The following is a summary of the principal factors that make an investment in the Company speculative or risky:

•
failure to further develop and maintain our brand;
•
change in consumer preferences, perception and spending habits, particularly due to impacts of inflation, in the beverage industry and on zero sugar, naturally sweetened products, and failure to develop or enrich our product offering or gain market acceptance of our products including new offerings;
•
product safety and quality concerns, including relating to our plant-based sweetening system, could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings;
•
inability to compete in our intensely competitive categories;
•
our history of losses, and potential inability to achieve or maintain profitability
•
changes in the retail landscape or the loss of key retail customers;
•
fluctuation of our net sales and earnings as a result of price concessions, promotional activities and chargebacks;
•
the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•
failure to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture;
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

Risks Relating to Our Business, Our Industry and Macroeconomic Conditions

If we fail to further develop and maintain our brand, our business could suffer.

We believe our continued success depends on our ability to maintain and grow the value of the Zevia® brand. Because our products are comprised of a handful of simple ingredients that are readily available in the market and we do not depend on a particular flavor as we are continuously reformulating and remodifying flavors, we are particularly dependent on maintaining the success of our brand and reputation.

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

We could be adversely affected by a change in consumer preferences, perception and spending habits in the beverage industry and on naturally sweetened products, and failure to develop or enrich our product offering or gain market acceptance of our new products including any new offerings, could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in plant-based, clean label, ethically produced and great-tasting beverages, particularly those sweetened with stevia extract or other plant-based sweeteners as an alternative to sugar or artificial sweeteners. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the beverage industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients (particularly stevia or other plant-based sweeteners) or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness or inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of inflation and the COVID-19 pandemic.

The success of our products depends on a number of factors including continued market acceptance of stevia, our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to promote our products effectively by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality issues, we may not be able to fully recover costs and expenses incurred in our operations, and our business, financial condition or results of operations could be materially and adversely affected.

In addition, in many of our markets, shopping patterns are being affected by the shift to e-commerce, with consumers rapidly embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms. If we fail to address changes in consumer product and shopping preferences, or do not successfully anticipate and prepare for future changes in such preferences, our share of sales, revenue growth and overall financial results could be negatively affected.

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

Negative publicity surrounding the health effects of our plant-based sweetening system or other ingredients in our products could have an adverse effect on our business including reports that stevia extract or plant-based sweeteners (or another ingredient) cause adverse effects on consumer health, whether founded or unfounded. For example, in the past there have been unfounded and scientifically refuted claims that stevia may cause reproductive issues or require allergy warnings. Future similar founded or unfounded claims could cause customers or consumers to reduce the number of our products that they purchase or stop buying our products altogether. Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.

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

We experienced net losses in each year since our inception. We incurred net losses of $87.7 million in 2021 and $6.1 million in 2020. We anticipate that our operating expenses, excluding equity-based compensation, will increase in the foreseeable future as we continue to invest to increase our customer base, supplier network and contract manufacturers, expand our marketing channels and hire additional employees. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses are fixed. Accordingly, we may not be able to achieve profitability, and we may incur significant losses in the future.

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

In 2021, our largest customer represented 17% of our net sales and our largest ten customers represented 75% of our net sales. We have also recently increased concentration in the e-commerce channel. In 2021, the e-commerce channel represented approximately 13% of our net sales. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability. Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. Despite operating in different channels, our retailers sometimes develop their own beverages that compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. In addition, our success depends in part on our ability to maintain good relationships with key retail customers.

If we fail to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture, our business could be materially adversely affected.

We have grown rapidly since inception and anticipate further growth. Our growth and success depends in part upon our ability to attract, hire, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. Any of our employees may terminate his or her employment with us at any time. If we are unable to attract, hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

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

As we grow and develop the infrastructure of a public company during the COVID-19 pandemic, we may find it difficult to maintain our company culture, particularly with many employees working from home. If we are not able to effectively integrate our new employees into our company culture, we may not be able to retain these employees or we may not be able to maintain our company culture. We believe our culture and our brand have been key contributors to our success to date and promote a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture or focus on our brand could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our objectives. If we fail to maintain our company culture or focus on our brand, our business and competitive position may be harmed.

The ongoing COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic has continued to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and consumer and business spending. With the rapid spread of COVID-19, globally and throughout the United States, federal, state and local authorities have continued to impose varying degrees of restrictions on social and commercial activities, including restrictions on travel, in an effort to prevent and slow the spread of the disease. These preventative measures taken by federal, state and local authorities to contain or mitigate the COVID-19 outbreak have caused, and continue to cause, disruption in the global economy, financial markets and in supply chains both globally and in the United States, which have adversely impacted our business, sales, financial condition and results of operations. As a result of the COVID-19 pandemic, we temporarily closed our corporate headquarters and implemented certain business travel restrictions, both of which have changed how we currently operate our business. While we are in process of reopening our corporate headquarters and have begun a transition back to working in person, most of our employees continue to work remotely, and an extended period of remote or hybrid work arrangements has impacted and could in the future impact our business continuity plans and introduce operational risk, including but not limited to cybersecurity risks. We are monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is and will continue to impact our customers, employees, suppliers, vendors, business partners and distribution channels.

We are unable to predict the duration or severity of the COVID-19 pandemic, despite the rollout of multiple vaccines. From the beginning of the COVID-19 pandemic, we have remained committed to making the health and wellness of our employees and customers a priority. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we maintain appropriate measures to help reduce the spread of infection to our employees and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in our third-party facilities.

Although we encountered closures and delays at some of our third-party facilities due to confirmed cases in the workforce or due to government mandate during the course of the pandemic, these closures and delays did not have a material impact on our operations or our ability to serve customer needs. While at this time we are working to manage and mitigate potential disruptions to our supply chain, and we have not experienced decreases in demand or material financial impacts as compared to prior periods, the fluid nature of the COVID-19 pandemic, including recurrence of the outbreak, the surge of a novel strain of the disease or any new variants, and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

The impact of the COVID-19 pandemic on any of our suppliers, manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by the COVID-19 pandemic continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted.

Further, the COVID-19 pandemic may impact customer and consumer demand. Retail and grocery stores have been impacted due to supply chain issues, inflation, business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our customers’ operations are negatively impacted, our customers may reduce demand for or spending on our products, or customers or distributors may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations.

The impact of the COVID-19 pandemic on our operational and financial performance is dependent on future developments, including the duration of the pandemic, any new variants, actions that may be taken by governmental authorities, the speed at which effective vaccines will be administered to a sufficient number of people to enable cessation of the virus and the related length of its impact on the global economy, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the future impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could continue to affect our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions, including the recent invasion of Russia into Ukraine and the impacts of inflation, may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers, distributors, retailers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Agricultural products, including the stevia rebaudiana plant, are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climate conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, adverse weather or natural disasters, including fires, earthquakes, winter storms, floods, droughts, or volcanic events, could impact manufacturing and business facilities, which could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. These factors may result in lower sales volume and increased costs of products. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

All of our stevia inventory is grown and processed overseas, particularly in China. General trade tensions between the U.S. and China, which began escalating in 2018, could have a negative impact on our business. We currently have one supplier for the stevia extract used in our products which we have selected since they meet our specific requirements for a particular blend of leaf compounds. As a result of this concentration in our supply chain, any disruption in the supply, price, quality, availability or timely delivery of stevia from this supplier could adversely affect our business, performance, and results of operations. Additionally, the concentration of our supply of stevia extract increases the risk of significant supply disruptions from local and regional events. For more information regarding contract terms, see the section of this Annual Report captioned “Business—Our Supply Chain.”

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

We sell a significant amount of our products to specific customers, and if we experience the loss of one or more of these customers and cannot replace them in a timely manner, our results of operations may be adversely affected.

We sell a substantial portion of our products to specific customers. Our largest customers in 2021 accounted for 17%, 16%, 11% and 11% of our net sales, respectively. No other customer represented more than 10% of our net sales in 2021. We expect that most of our sales will be made through a small number of customers for the foreseeable future. We do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our significant customers and cannot replace the customer in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected. Similarly, if we do not maintain our relationship with existing customers or develop relationships with new customers, the growth of our business may be adversely affected and our business may be harmed.

Increase in the cost, disruption of supply or shortage of stevia sweetener or other ingredients, other raw materials, packaging materials, aluminum cans and other containers could harm our business.

We use various ingredients in our beverage products, including stevia sweetener and flavor ingredients relating to consumable products, aluminum cans and other packaging materials. The prices for ingredients, other raw materials, packaging materials and aluminum cans fluctuate depending on market conditions. For example, there is currently a global shortage of aluminum cans. We might not be able to source enough aluminum cans in the future to meet our consumers’ demand. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments which are highly uncertain.

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

Failure by independent transportation providers to deliver our products on time, or at all, could result in lost sales.

We currently rely upon third-party transportation providers for our product shipments. Our utilization of delivery services for shipments is subject to risks that are beyond our control, including availability of trucking capacity and increases in fuel prices, which would increase our shipping costs, and employee strikes or work stoppages and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and may cause us to lose customers. In particular, the increase in volume of online shopping due to the COVID-19 pandemic has led to an increase in demand for shipping services and subsequent increase in our transportation expense. We periodically change shipping companies, and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

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

Failure by us, our manufacturers, or our suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, injunctions, product recalls or seizures, withdrawals, warning letters, restrictions on the production or marketing of our products, or refusals to permit the import or export of products, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions would result in a material effect on our operating results and business and business and financial condition, including increased operating costs. See “Description of Business—Government Regulation.”

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

We are subject to regulations internationally where we distribute and/or will sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. Currently, our only market outside the United States is Canada. If regulators determine that the labeling and/or composition of any of our products is not in compliance with law or regulations in Canada or any other jurisdictions we may enter in the future, or if we or our manufacturers otherwise fail to comply with applicable laws and regulations in Canada or any other jurisdictions we may enter in the future, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

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

The Company is a holding company and, its only business is to act as the managing member of Zevia LLC, and its only material assets are Class A units representing approximately 53.4% of the membership interests of Zevia LLC. The Company does not have any independent means of generating revenue. We anticipate that Zevia LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Zevia LLC. Accordingly, the Company will be required to pay income taxes on its allocable share of any net taxable income of Zevia LLC. We intend to cause Zevia LLC to make distributions to each of its members, including the Company, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow the Company to make payments under the Tax Receivable Agreement. In addition, Zevia LLC will reimburse the Company for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, the Company shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that the Company needs funds, and Zevia LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect the Company’s ability to pay taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to any dividends, if declared.

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

The term of the Tax Receivable Agreement commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate a Tax Receivable Agreement (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case the Company will be required to make the termination payment specified in that Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets and the net operating losses (and similar items), we expect that future payments to the continuing members of Zevia LLC (not including the Company) in respect of the IPO will be approximately $53.7 million in the aggregate, although the actual future payments to the continuing members of Zevia LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Zevia LLC in order to make any required payments under the Tax Receivable Agreement. To the extent such distributions or our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, such payments may be deferred for up to six months and would accrue interest until paid.

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

Certain of our pre-IPO institutional investors held their interests in Zevia LLC through the blocker companies which were taxable as corporations for U.S. federal income tax purposes. The Company formed a new, first-tier merger subsidiary with respect to each blocker company and contemporaneously with the IPO, each respective merger subsidiary merged with and into the respective Blocker Company, with the blocker company surviving. Immediately thereafter, the blocker companies merged with and into the Company, with the Company surviving. In the blocker mergers, the owners of the blocker companies acquired an aggregate of 23,716,450 shares of newly issued Class A common stock. See “Organizational Structure—The Reorganization” of the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. As the successor to these merged entities, the Company generally succeeded to and is responsible for any outstanding or historical tax or other liabilities of the merged entities, including any liabilities that were incurred as a result of the mergers described in the previous sentence. Any such liabilities for which the Company is responsible could have an adverse effect on our liquidity and financial condition.

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

Our treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in various jurisdictions. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. In addition, the Group of Twenty, the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have focused on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and in jurisdictions which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition and results of operations. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.

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

We intend to operate such that Zevia LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is an entity that otherwise would be treated as a partnership for U.S. federal income tax purposes, the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Zevia LLC units pursuant to the Zevia LLC Operating Agreement or other transfers of Zevia LLC units could cause Zevia LLC to be treated like a publicly traded partnership. From time to time the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us

If Zevia LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Zevia PBC and Zevia LLC, including as a result of Zevia PBC’s inability to file a consolidated U.S. federal income tax return with Zevia LLC. In addition, Zevia PBC may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Zevia LLC’s assets) were subsequently determined to have been unavailable.

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
•
regulatory developments in the U.S., foreign countries, or both applicable to our products;
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

Our certificate of incorporation and bylaws currently in effect contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions that:

•
our board of directors is classified into three classes of directors with staggered three-year terms. Commencing with the annual meeting of stockholders to be held in 2027, directors of each class the term of which shall then expire shall be elected to hold office for a one-year term;
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

As a public company, we are subject to the reporting requirements of the Exchange Act, and the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations have increased and will likely continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight will be required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

We also expect that being a public company and complying with these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our management team has limited experience managing a public company.

Most members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we are now subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These new obligations and added scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

Reduced reporting and disclosure requirements applicable to us as an emerging growth company (EGC) could make our Class A common stock less attractive to investors.

We are an EGC and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and on the frequency of such votes as well as stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We will remain an EGC until the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO, (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.

If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Class A common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We have expended significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. No operational applications are physically hosted on our premises, although we do manage internal file servers. Most of our applications are operated in the cloud, either as Software as a Service (SaaS) platforms or hosted services. Key third-party, cloud-based systems include NetSuite, an enterprise resource planning system used for executing purchase orders and other key operational and accounting transactions; Microsoft OneDrive for document storing, sharing and collaboration; as well as other platforms to manage activities including, but not limited to, payroll and personnel data. Supply plans are driven by our demand plan, both of which are updated monthly and as needed, using Smoothie, also a SaaS application. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could have a material adverse effect on our business.

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

Risks Related to Our Indebtedness and Liquidity

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

Covenants in our credit facility could adversely impact our operations

Our new asset-based credit facility contains a liquidity covenant that requires us to maintain liquidity of $7 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the credit facility is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. The agreement governing our credit facility also contains, among other things, customary representations, warranties and default provisions and customary restrictions on making investments, incurring indebtedness, prepaying junior debt, granting liens and making stockholder distributions. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest owed under our credit facility.

If we are unable to comply with our payment requirements, our lender may accelerate our obligations under our credit facility and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under our credit facility, it could result in an event of default under the agreement and our lender could, among other things, make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are favorable to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Encino, California and consists of approximately 17,497 square feet of leased property which expires on April 30, 2022, which we expect to extend, and potentially expand, through December 31, 2023.

We primarily utilize third-party distribution networks. During 2021, we purchased a 131,930 square feet warehouse facility in Evansville, Indiana for a total purchase price of $1.7 million.

We believe that our current facilities are suitable and adequate to meet our current needs, but are continuing to evaluate opportunities for expansion to support our plans for growth and cost reduction. In addition, we believe that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

Item 3. Legal Proceedings

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “ZVIA” since July 22, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock common stock is neither listed nor traded.

Holders of Record

As of March 1, 2022, there were 11 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 1, 2022, there were 81 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and we have no present intention to pay cash dividends on our common stock. We may enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Issuer Repurchases of Equity Securities

None

Use of Proceeds and Recent Sales of Unregistered Securities

On July 26, 2021, we completed our IPO, pursuant to which we issued and sold an aggregate of 10,700,000 shares of Class A common stock at the IPO price of $14.00 per share. The aggregate gross proceeds to the Company from our IPO were $149.8 million and the net proceeds were $139.7 million after deducting underwriting discounts and commissions of $10.1 million. The offer and sale of the shares of Class A common stock in the IPO were made pursuant to a registration statement on Form S-1 (File No. 333-257378), which the SEC declared effective on July 21, 2021. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our IPO were Goldman Sachs & Co. LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC, Stephens Inc., BMO Capital Markets Corp., Wells Fargo Securities, LLC, Telsey Advisory Group LLC, Loop Capital Markets LLC, Academy Securities, Inc., AmeriVet Securities, Inc. and Samuel A. Ramirez & Company, Inc.

Upon the closing of the IPO, we used (i) approximately $25.5 million to purchase Class B units and corresponding shares of Class B common stock from certain Zevia LLC unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) approximately $0.4 million to cancel and cash-out outstanding options held by certain of Zevia LLC’s option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) approximately $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into the Company. Accordingly, we have not retained any of those portions of the proceeds. Zevia PBC used the remaining net proceeds of $90.1 million to acquire newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, and that portion of the net proceeds was retained by the Company after $8.4 million of IPO offering costs. The net retained proceeds of $81.7 million will ultimately be used by the Company for working capital and other general corporate purposes.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other sections of this Annual Report on Form 10-K. The financial data discussed below reflects the historical results of operations and financial position of the Company. References in this Annual Report on Form 10-K to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a high-growth beverage company that is disrupting the liquid refreshment beverage industry through delicious and refreshing, zero calorie, zero sugar, naturally sweetened beverages that are all Non-GMO Project Verified. We are a pioneering beverage brand, offering a platform of products that include a broad variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, Kidz drinks and Sparkling Water. All of our beverages are made with only a handful of plant-based ingredients that most consumers can easily pronounce. Our products are distributed across the U.S. and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels. We believe that consumers increasingly select beverage products based on taste and ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over one billion cans of Zevia sold to date.

Consumers can purchase our products in both brick-and-mortar and e-commerce channels. Zevia was initially distributed in the U.S. natural products retail channel, where we still maintain the leading position. Fueled by a loyal and growing consumer base, we expanded our presence online and into conventional food, drug, warehouse club and mass retailers. In 2021, Zevia was the highest selling carbonated soft drink brand on Amazon according to Stackline, which we believe is representative of an online product discovery and education-oriented purchasing process that is gaining traction among shoppers.

IPO and Reorganization Transaction

On July 26, 2021, we completed our IPO of Class A common stock, in which we sold 10,700,000 shares to the Underwriters. Shares of Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA” on July 22, 2021. These shares were sold at an IPO price of $14.00 per share for net proceeds of approximately $139.7 million, after deducting underwriting discounts and commissions of $10.1 million. Upon the closing of the IPO, we used (i) $25.5 million to purchase Class B units and corresponding shares of Class B common stock from certain Zevia LLC’s unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) $0.4 million to cancel and cash-out outstanding options held by certain option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into the Zevia PBC with the Zevia PBC surviving. Accordingly, we have not retained any of those portions of the proceeds. The remaining net proceeds of the IPO of $90.1 million were used to acquire 6,900,000 newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. The Company retained $81.7 million of the total IPO proceeds after $8.4 million of IPO offering costs. The retained proceeds will ultimately be used by the Company for working capital and other general corporate purposes.

In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
Zevia LLC recapitalized its common and preferred membership interests into a single class of common units and each common unit outstanding after giving effect thereto was reclassified as two Class B units on a one-to-two basis;
•
Zevia PBC amended and restated its certificate of incorporation in its entirety to, among other things: (i) authorize 800,000,000 shares of common stock, 550,000,000 shares of which are designated as “Class A Common Stock” and 250,000,000 shares of which are designated as “Class B Common Stock;” and (ii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by Zevia PBC's Board of Directors in one or more series;
•
Zevia PBC amended and restated its bylaws in their entirety to, among other things: (a) establish procedures relating to the presentation of stockholder proposals at stockholder meetings; (b) establish procedures relating to the nomination of directors; and (c) conform to the provisions of the amended and restated certificate;
•
The limited liability company agreement of Zevia LLC was amended and restated (the “Amended and Restated Zevia LLC Agreement”) to, among other things, provide for Class A units and Class B units and appoint Zevia PBC as the sole managing member of Zevia LLC;
•
Zevia PBC assumed all outstanding equity awards of Zevia LLC on a one-to-two basis;
•
The Amended and Restated Zevia LLC Agreement classified the interests acquired by Zevia PBC as Class A units, reclassified the interests held by the continuing members of Zevia LLC as Class B units and permits the continuing members of Zevia LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Zevia PBC, for cash. For each membership unit of Zevia LLC that is reclassified as a Class B unit, Zevia PBC issued one corresponding share of its Class B common stock to the continuing members;
•
Zevia PBC contributed approximately $90.1 million of the net proceeds of the IPO to Zevia LLC to acquire 6,900,000 newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. The Company retained $81.7 million of the total IPO proceeds after $8.4 million of offering costs. The retained proceeds will ultimately be used by the Company for working capital and other general corporate purposes;

•
Zevia PBC used approximately $25.5 million of the net proceeds of the IPO to purchase 1,956,142 Class B units and corresponding shares of Class B common stock from certain of Zevia LLC’s unitholders, including certain members of senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. Such units were immediately converted into an equivalent number of Class A units;
•
Zevia PBC used approximately $0.4 million of the net proceeds of the IPO to cancel and cash-out of 32,560 outstanding options held by certain option holders, including certain members of senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. Zevia PBC received an equivalent number of Class A units from Zevia LLC in exchange for the cancellation of such options;
•
Zevia PBC formed a new, first-tier merger subsidiary with respect to each blocker company of certain pre-IPO institutional investors (“Direct Zevia Stockholders”), and contemporaneously with the IPO, each respective merger subsidiary merged with and into the respective blocker company, with the blocker company surviving. Immediately thereafter, each blocker company merged with and into Zevia PBC, with Zevia PBC surviving. As a result of the blocker mergers, the 100% owners of the blocker companies acquired an aggregate of 23,716,450 shares of newly issued Class A common stock and received approximately $23.7 million in cash consideration in exchange for 1,811,298 previously-held Class B units, which were immediately converted into an equivalent number of Class A units in the hands of Zevia PBC, and the blocker companies ceased to own any Zevia LLC units; and
•
Zevia PBC entered into an Amended and Restated Registration Rights Agreement with the Class B stockholders to provide for certain rights and restrictions after the IPO.

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of Zevia PBC for financial reporting purposes. Zevia PBC is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, Zevia PBC operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. Zevia PBC has consolidated Zevia LLC in its financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations. As of December 31, 2021, Zevia PBC holds an economic interest of 53.4% in Zevia LLC and the remaining 46.6% represents the non-controlling interest.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of the Reorganization Transactions

The Company is a corporation for U.S. federal and state income tax purposes. Our accounting predecessor, Zevia LLC, was and is treated as a flow-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's 53.4% economic interest in Zevia LLC. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include a provision for U.S. federal income taxes. Following the completion of the Reorganization Transactions, the Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's 53.4% economic interest in Zevia LLC.

Zevia LLC is the predecessor of the Company for financial reporting purposes. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of Zevia LLC, the accounting predecessor.

In addition, in connection with the reorganization transactions and the IPO, we entered into the tax receivable agreements described in Note 17 - Income Taxes and Tax Receivable Agreement in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Initial Public Offering

In July 2021, the Company completed its IPO which significantly impacted our cash, debt, and equity balances. Concurrent with the IPO, the Company also terminated its credit facility which reduced our outstanding debt to zero, and our interest expense was significantly reduced in the second half of 2021 relative to historical results.

Equity-Based Compensation

In March 2021, Zevia modified certain outstanding restricted stock unit (“RSU”) awards originally granted in August 2020 to provide for vesting as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control, or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. In July 2021, Zevia modified all outstanding restricted phantom unit awards to permit settlement into shares, eliminating the existing cash-settlement provision. These modifications resulted in the revaluation of the awards in accordance with U.S. GAAP. No equity-based compensation had been recognized for all of the RSU and phantom awards as the qualifying vesting event (i.e., the IPO) was not probable. Upon completion of the IPO through December 31, 2021, the Company recognized $77.4 million of compensation expense attributable to these RSUs and restricted phantom unit awards, as well as other outstanding RSUs. The remaining unamortized fair value of the RSUs and phantom unit awards will be recognized as equity-based compensation over the remaining service period of the awards, generally upon termination of the lockup period following the IPO in January 2022 except for the RSUs modified in March 2021, which vest over a 36-month period following the termination of the lockup period. Refer to Note 12 - Equity-based Compensation in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for unamortized equity-based compensation costs related to each type of equity-based incentive award.

Other Factors Affecting Our Performance

COVID-19 UPDATE

The ongoing COVID-19 pandemic and its resulting impacts on the global economy, including supply chain challenges and labor shortages, have led to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the year ended December 31, 2021, we have experienced supply chain disruptions and a significant inflationary impact compared to the prior year. These challenges intensified during the later part of the year due to the surge in cases resulting from the Omicron variant. These impacts have created headwinds for our products that we expect to continue into 2022.

These inflationary pressures could impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the years ended December 31, 2021 and 2020, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from sales of our products, including Soda, Energy Drinks, Organic Tea, Mixers, Kidz beverages and Sparkling Water, to our customers, which include grocery distributors, national retailers, natural products retailers, warehouse club and e-commerce channels, in the U.S. and Canada.

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
•
continuing to grow our strong relationships across our retailer network and expand distribution amongst new and existing channels, both in-store and online; and
•
ongoing innovation efforts, including enhancing existing products and introducing additional flavors within existing categories, as well as entering into new categories.

We also expect expansion of distribution into new channels to be a key driver of our future sales growth. We expect that our sales directly to retailers will increase as a percentage of our net sales over time.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long-term sales commitments with our customers.

Cost of Goods Sold

Cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, packaging, in-bound freight and logistics and third-party production fees. Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Our cost of goods sold is generally higher for products sold through our e-commerce and warehouse club channels than through our retail store channel due to additional packaging requirements. Our results of operations depend on our ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long term contracts with certain suppliers of stevia and aluminum cans. We expect over the long term that, as the scale of our business increases, we will purchase a greater percentage of our aluminum cans directly rather than through third-party manufacturers. We have long term contracts with certain manufacturers governing pricing and other terms and minimum commitments on our part, but these contracts generally do not guarantee any minimum production volumes on the part of the manufacturers.

We expect our cost of goods sold to increase in absolute dollars as our volume increases.

As disclosed in Note 2, Basis Of Presentation And Summary Of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, we elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in our consolidated statements of operations and comprehensive loss. As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

Gross Profit

Gross profit consists of our net sales less costs of goods sold. Our gross profit and gross margin are affected by the mix of distribution channels of our net sales in each period, as well as the level of discounts and promotions offered during the period. Gross profit may be favorably impacted by leveraging our asset-light business model and through increased distribution direct to retailers, the increased scale of our business and our continued focus on cost improvements, particularly in our supply chain.

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

Our selling and marketing expenses are expected to increase in absolute dollars, both as a result of the increased warehousing and distribution costs resulting from increased net sales, which we expect to be partially offset by our continued focus on cost improvements in our supply chain, and as a result of increased focus on marketing.

General and Administrative Expenses

Administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology ("IT") and other functions. Our general and administrative expenses are expected to increase in absolute dollars over time as we increase our headcount to support our growth and as we increase personnel in legal, accounting, IT and compliance-related expenses to support our obligations as a public company.

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes-Merton option pricing model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. We expect our equity-based compensation expense to decrease after the end of expiration of the lockup period in January 2022, which coincides with the end of the vesting period for

In connection with the closing of our Series E Financing in December 2020, Zevia LLC used approximately $175 million of the proceeds to repurchase outstanding preferred and common units. The majority of the units repurchased were units that had been purchased by the holders in connection with financing transactions, and a minority of units purchased were units that holders owned as a result of equity awards granted by the Company.

Depreciation and Amortization

Depreciation is primarily related to building, software applications, computer equipment and leasehold improvements. Intangible assets subject to amortization consist of customer relationships. Non-amortizable intangible assets consist of trademarks, which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacturing, marketing, and distribution of its beverages. We also own several other trademarks in both the U.S. and in foreign countries. Depreciation and amortization expense is expected to increase in-line with ongoing capital expenditures as our business grows.

Other expense, net

Other expense, net consists primarily of interest (income) expense, and foreign currency (gains) losses.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations and comprehensive loss for the periods presented:

	For the Year Ended December 31,
	2021	2020
(in thousands, except per share amounts)
Net sales	$138,172	$110,025
Cost of goods sold	76,958	60,523
Gross profit	61,214	49,502
Operating expenses:
Selling and marketing	42,403	27,333
General and administrative	27,516	18,845
Equity-based compensation	77,724	7,870
Depreciation and amortization	997	932
Total operating expenses	148,640	54,980
Loss from operations	(87,426)	(5,478)
Other expense, net	(207)	(593)
Loss before income taxes	(87,633)	(6,071)
Provision for income taxes	(34)	—
Net loss and comprehensive loss	(87,667)	(6,071)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	1,913	6,071
Loss attributable to noncontrolling interest	39,768	—
Net loss attributable to Zevia PBC	$(45,986)	$—

Net loss per share attributable to common stockholders (1)
Basic	$(1.33)	N/A
Diluted	$(1.33)	N/A

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22, 2021 through December 31, 2021, the period following the Reorganization Transactions and initial public offering (see Note 16 of Notes to Consolidated Financial Statements)

The following table presents selected items in our consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	For the Year Ended December 31,
	2021	2020
Net sales	100%	100%
Cost of goods sold	56%	55%
Gross profit	44%	45%
Operating expenses:
Selling and marketing	31%	25%
General and administrative	20%	17%
Equity-based compensation	56%	7%
Depreciation and amortization	1%	1%
Total operating expenses	108%	50%
Loss from operations	(63)%	(5)%
Other expense, net	(0)%	(1)%
Loss before income taxes	(63)%	(6)%
Provision for income taxes	(0)%	—
Net loss and comprehensive loss	(63)%	(6)%
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	1%	6%
Loss attributable to noncontrolling interest	29%	—
Net loss attributable to Zevia PBC	(33)%	—

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net sales

	For the Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	Percentage
Net sales	$138,172	$110,025	$28,147	26%

Net sales were $138.2 million for the year ended December 31, 2021 as compared to $110.0 million for the year ended December 31, 2020. Net sales increased due to an approximately 25% increase in the number of equivalized cases sold driven by increased distribution and consumer demand. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	For the Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	Percentage
Cost of goods sold	$76,958	$60,523	$16,435	27%

Cost of goods sold was $77.0 million for the year ended December 31, 2021 as compared to $60.5 million for the year ended December 31, 2020. The increase of $16.4 million or 27% was primarily due to an increase in equivalized cases shipped of 25% and higher cost of goods sold as a result of product mix and inflation headwinds including higher aluminum pricing.

Gross Profit and Gross Margin

	For the Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	Percentage
Gross profit	$61,214	$49,502	$11,712	24%
Gross margin	44%	45%

Gross profit was $61.2 million for the year ended December 31, 2021 as compared to $49.5 million for the year ended December 31, 2020. The increase in gross profit of $11.7 million, or 24% was primarily driven by higher net sales.

Gross margin in the year ended December 31, 2021 declined to 44% from 45% in the prior-year period. The decline was primarily due to product mix and inflation.

Selling and Marketing Expenses

	For the Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	Percentage
Selling and marketing expenses	$42,403	$27,333	$15,070	55%

Selling and marketing expenses were $42.4 million for the year ended December 31, 2021 as compared to $27.3 million for the year ended December 31, 2020. The increase of $15.1 million or 55%, was primarily due to higher freight and warehousing costs primarily due to increases in equivalized cases sold, inflation and higher freight rates amidst a challenging transportation market in the US and Canada and $5.8 million of increased marketing spend for continued investment in increasing velocity and growing the Zevia® brand.

General and Administrative Expenses

	For the Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	Percentage
General and administrative expenses	$27,516	$18,845	$8,671	46%

General and administrative expenses were $27.5 million for the year ended December 31, 2021 and $18.8 million for the year ended December 31, 2020. The increase of $8.7 million, or 46%, was primarily driven by $3.6 million increase in employee salary and related costs primarily due to an overall increase in employee headcount to support our growth, and a $5.1 million increase in costs related to being a public company and to support our growth including insurance, accounting, legal and other professional fees, and other costs including those related to legal matters.

Equity-Based Compensation Expenses

	For the Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	Percentage
Equity-based compensation	$77,724	$7,870	$69,854	888%

Equity-based compensation expense was $77.7 million for the year ended December 31, 2021, reflecting restricted stock unit awards and phantom stock awards that generally vested over six months following the IPO, and $7.9 million for the year ended December 31, 2020 reflecting equity-based compensation expense in connection with a tender offer conducted in that period.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we have financed our operations through private sales of equity securities and through sales of our products. In connection with our IPO, which was completed on July 26, 2021, we sold an aggregate of 10,700,000 shares of our Class A common stock at an IPO price of $14.00 per share and retained approximately $90.1 million in net proceeds, after deducting underwriting discounts and commissions and giving effect to the use of proceeds thereto. In addition, we incurred $8.4 million of offering costs in connection with the IPO.

As of December 31, 2021, we had $43.1 million in cash and cash equivalents, and $30.0 million of short-term investments. We believe that our cash and cash equivalents and short-term investments as of December 31, 2021, together with our operating activities and available borrowings under the new Loan and Security Agreement will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. We expect operating and capital expenditures to increase in the future as we expand business activities and increase headcount to promote growth. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs as the COVID-19 pandemic, inflationary pressures, and the outbreak of war between Russia and Ukraine continue to evolve and impact the global and national economies and our operations. In addition, the recent outbreak of war between Russia and Ukraine has resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

Upon consummation of the IPO, the Company became a holding company with no operations of its own. Accordingly, the Company will be dependent on distributions from Zevia LLC to pay its taxes, its obligations under the Tax Receivable Agreement and other expenses. Any future credit facilities may impose limitations on the ability of Zevia LLC to pay dividends to the Company.

In connection with the IPO and the Reorganization, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the Tax Receivable Agreement. The amount payable under the Tax Receivable Agreement will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $53.7 million through 2036. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $45.6 million through 2036.

The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and Tax Receivable Agreement payments by us will be calculated using prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

Credit Facility

Stonegate Credit Facility

In 2019, we entered into a loan agreement providing for a $9.0 million revolving line of credit (the “Stonegate Credit Facility”) with Stonegate Asset Company II, LLC, with a maturity date in April 2022. Borrowings under the revolving line are secured by accounts receivable and inventory. In June 2020, we amended the Stonegate Credit Facility and increased it to $12.0 million. As of June 30, 2021 and December 31, 2020, the revolving line interest rate was 7.5% annual percentage rate and there was no outstanding balance. On June 1, 2021, we extended the Stonegate Credit Facility through April 2023 and there were no other modifications made to the terms and conditions. In July 2021 and subsequent to the IPO, we terminated the Stonegate Credit Facility. There were no material early-termination fees or any other penalties associated with the termination of the Stonegate Credit Facility.

ABL Credit Facility

Subsequent to year-end, on February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. The Borrower may draw loans under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Line of Credit matures in five years on February 22, 2027.

Loans under the Secured Revolving Line of Credit bear interest based on either, at the Borrower’s option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

The Borrower is required under the Secured Revolving line of Credit to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	For the Year Ended December 31,
(in thousands)	2021	2020
Cash (used in) provided by:
Operating activities	$(17,806)	$(3,258)
Investing activities	$(33,143)	$(805)
Financing activities	$79,123	$15,756

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $17.8 million for the year ended December 31, 2021 was primarily driven by a net loss of $87.7 million and by a net decrease in cash related to changes in operating assets and liabilities of $9.5 million partially offset by non-cash expenses of $79.4 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities were primarily due to an increase in inventories of $10.7 million in anticipation of future sales, an increase in accounts receivable of $2.1 million due to increases in net sales, and a $2.5 million increase in prepaid expenses and other assets, primarily insurance expenses as a result of becoming a public company, partially offset by a $6.4 million increase in accounts payable and accrued expenses and other current liabilities due to our overall growth.

Net cash used in operating activities of $3.3 million for the year ended December 31, 2020 was primarily driven by a net loss of $6.1 million and by a net decrease in cash related to changes in operating assets and liabilities of $6.6 million partially offset by non-cash expenses of $9.4 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a $9.4 million increase in inventories as a precaution to ensure bolster supplies in the midst of a pandemic, and a $2.1 million increase in accounts receivable due to increase in net sales, partially offset by a $5.5 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net Cash Used in Investing Activities

Net cash used in investing activities of $33.1 million for the year ended December 31, 2021 was primarily due to payments for purchases of short-term investments of $30.0 million and the purchases of property and equipment of $3.1 million, of which $1.7 million was invested in a warehouse facility and the remaining capital expenditures were for software applications and computer equipment used in ongoing operations.

Net cash used in investing activities of $0.8 million for the year ended December 31, 2020 was due to purchases of software applications and computer equipment used in ongoing operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $79.1 million for the year ended December 31, 2021 was due to our IPO of Class A common stock, in which received net proceeds of $139.7 million, after deducting underwriting discounts and commissions of $10.1 million. We paid offering expenses related to the IPO and the Reorganization of $8.1 million. Upon the closing of the IPO, we used (i) approximately $25.5 million to purchase Class B units and corresponding shares of Class B common stock from certain Zevia LLC’s unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) approximately $0.4 million to cancel and cash-out outstanding options held by certain option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) approximately $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into Zevia PBC with Zevia PBC surviving. The IPO related amounts were partially offset by distribution to unitholders for tax payments of $2.7 million.

Net cash provided by financing activities of $15.8 million in the year ended December 31, 2020 was due to borrowings net of repayments under the Company’s Credit Facility and the Paycheck Protection Program.

Non-GAAP Financial Measures

We report our financial results in accordance with US GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net loss adjusted to exclude: (1) other income (expense), net, which includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets (2) provision (benefit) for income taxes (3) depreciation and amortization and (4) equity-based compensation. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability and other infrequent and unusual transactions.

Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with US GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with US GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating expenses, including interest (income) expense, foreign currency (gains)/losses and (gains)/losses on disposal of fixed assets. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as comparative measures. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss or income and other results stated in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with US GAAP, to adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
(in thousands)	2021	2020
Net loss and comprehensive loss	$(87,667)	$(6,071)
Other (income) expense, net*	207	593
Provision (benefit) for income taxes	34	—
Depreciation and amortization	997	932
Equity-based compensation expense	77,724	7,870
Adjusted EBITDA	$(8,705)	$3,324

* Includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets.

Commitments

Effective March 2019, we entered into an amendment to our lease for our corporate offices at 15821 Ventura Boulevard, Suite 145, Los Angeles, California, 91436 for a term of three years.

The following table summarizes our significant contractual obligations as of December 31, 2021:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Rent obligations (1)	$219	$219	$—	$—	$—
Equipment lease obligations (2)	22	21	1	—	—
Total	$241	$240	$1	$—	$—

(1) Real estate lease payments

(2) Vehicle leases payments

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of December 31, 2021.

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space, and vehicles. For a further discussion on our debt and operating lease commitments as of December 31, 2021, see the sections above as well as Note 7, Debt, and Note 8, Leases, included in the Consolidated Financial Statements of this Annual Report.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with US GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Critical accounting estimates are those that we consider the most important to the portrayal of our financial condition and operating results because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2. Summary of Significant Accounting Policies, included in the Notes to Consolidated Financial Statements for information about these policies as well as a description of our other accounting policies. Our critical accounting estimates are described below.

Revenue Recognition

We recognize revenue when performance obligations under the terms of a contract with the customer are satisfied. Accruals for customer incentives and allowances, sales returns and marketing programs are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and certain other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance.

Our customer incentives and allowances contain uncertainties because it requires management to make assumptions and to apply judgment regarding our contractual terms in order to estimate our customer participation and volume performance levels which impact the revenue recognition. Our estimates are based primarily on a combination of known or historical transaction experiences. Differences between estimated expenses and actual costs are normally insignificant and are recognized to earnings in the period differences are determined.

Additionally, judgment is required to ensure the classification of the spend is correctly recorded as either a reduction from gross sales or advertising and marketing expense, which is a component of our selling and marketing expenses.

A 10% change in the accrual for customer incentives and allowances would have affected our income from operations by $0.4 million for the year ended December 31, 2021

Inventories

Inventories consist of raw materials and finished goods. Raw materials include costs for the Company’s ingredients and packaging inventories. The costs of finished goods inventories include production fees from third-party manufacturers. Inventories are stated at the lower of average cost or net realizable value. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. Indicators that could result in inventory write downs include age of inventory, damaged inventory, slow moving products, and products at the end of their life cycles. While management believes that inventory is appropriately stated at the lower of average cost or net realizable value, judgment is involved in determining the net realizable value of inventory. The lower of average cost or net realizable value adjustments were not material at December 31, 2021 or December 31, 2020.

We periodically write-down our inventory to the lower of cost and net realizable value based on our estimates that consider historical usage, future demand, and inventory production date. These factors are impacted by market and economic conditions and changes in strategic direction. The calculation of our inventory valuation, specifically the write-down for excess or obsolete inventories, requires management to make assumptions and to apply judgment regarding forecasted customer demand that may turn out to be inaccurate. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's 53.4% economic interest in Zevia LLC.

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

We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical levels of income, projections of future income, expectations and risk associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. To the extent that we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we would increase the valuation allowance against deferred tax assets. The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate sufficient future taxable income against which the benefits of our deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenue, gross profits, operating income and taxable income in future periods. Although we believe that the judgment we used is reasonable, actual results can differ due to a change in market conditions, changes in tax laws and other factors. As of December 31, 2021, we have a full valuation allowance against deferred tax assets totaling $58.9 million.

In accordance with ASC 740, Income Taxes we perform a comprehensive review of uncertain tax positions regularly. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We determine the tax liability for uncertain tax positions based on a two-step process. The first step is to determine whether it is more likely than not based on technical merits that each income tax position would be sustained upon examination. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The assessment of each tax position requires significant judgment and estimates. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits, issuance of new regulations or new case law, negotiations with tax authorities, and expiration of statutes of limitations. We did not record any unrecognized tax benefit as of December 31, 2021. We recognize both accrued interest and penalties, when appropriate, in income taxes in the accompanying consolidated statements of operations and comprehensive loss.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of tax basis in the net assets of Zevia, LLC when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon certain qualifying transactions. Each change in outstanding shares of Class A common stock of the Company results in a corresponding change in the Company's ownership of Class A units of Zevia, LLC. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Zevia, LLC would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") with continuing members of Zevia LLC and the Direct Zevia Stockholders. In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC's acquisition of continuing member's Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Zevia, LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes an assumption related to the fair market value of assets and the amount of existing tax basis and the anticipated tax basis adjustments. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of the Secured Overnight Financing Rate ("SOFR") plus 300 basis points from the due date (without extensions) of such tax return.

The amount of existing tax basis and the anticipated tax basis adjustments will vary depending upon a number of factors, including our blended federal and state tax rate and the amount and timing of our income, the increase in the Zevia’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the Company upon the exchange of Zevia LLC units for shares of Class A common stock, and our possible utilization of certain tax attributes. As a result, payments that Zevia PBC may make under the tax receivable agreements could be substantial.

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur; (ii) there is a material uncured breach of any obligations under the TRA; or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any Class B units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.

As of December 31, 2021, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $45.6 million at December 31, 2021. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included in this Annual Report for a discussion of recently issued accounting pronouncements not yet adopted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The price for aluminum cans also fluctuates depending on market conditions. There is currently an ongoing North American shortage of aluminum cans. We have contracts with certain suppliers of aluminum cans, but such contracts do not cover all of our expected future needs for aluminum cans. We might not be able to source enough aluminum cans in the future to meet our consumers’ demand. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the year ended December 31, 2021, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum, would have resulted in an increase of approximately $1.0 million or a decrease of $1.0 million, respectively, to cost of goods sold.

We are working to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in United States dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the United States or increase net sales outside of the United States that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the years ended December 31, 2021 and 2020.

Inflation Risk

We believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to further and prolonged significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Commodity Risk

We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, diesel fuel, cartons and corrugate.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Zevia PBC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zevia PBC and its subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred units and changes in equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 11, 2022

We have served as the Company’s auditor since 2020.

ZEVIA PBC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$43,110	$14,936
Short-term investments	30,000	—
Accounts receivable, net	9,047	6,944
Inventories	31,501	20,800
Prepaid expenses and other current assets	3,421	1,492
Total current assets	117,079	44,172
Property and equipment, net	3,664	991
Right-of-use assets under operating leases, net	211	773
Intangible assets, net	3,738	3,939
Other non-current assets	301	81
Total assets	$124,993	$49,956
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED UNITS AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,492	$8,971
Accrued expenses and other current liabilities	6,705	4,479
Operating lease liabilities	236	623
Total current liabilities	20,433	14,073
Operating lease liabilities, net of current portion	1	238
Total liabilities	20,434	14,311
Commitments and contingencies (Note 9)
Redeemable convertible preferred units:
No par values. None authorized and outstanding as of December 31, 2021. 34,410,379 units authorized, 26,322,803 units issued and outstanding as of December 31, 2020; and aggregate liquidation preference $329,753 as of December 31, 2020.	—	232,457
Permanent Equity (Deficit)
Members’ deficit	—	(196,812)
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 34,463,417 shares issued and outstanding as of December 31, 2021. No shares authorized, issued and outstanding as of December 31, 2020.	34	—
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 30,113,152 shares issued and outstanding as of December 31, 2021. No shares authorized, issued and outstanding as of December 31, 2020.	30	—
Additional paid-in capital	174,404	—
Accumulated deficit	(45,986)	—
Total Zevia’s Equity / members’ (deficit)	128,482	(196,812)
Noncontrolling interests	(23,923)	—
Total Equity	104,559	(196,812)
Total liabilities, redeemable convertible preferred units and equity	$124,993	$49,956

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Net sales	$138,172	$110,025
Cost of goods sold	76,958	60,523
Gross profit	61,214	49,502
Operating expenses:
Selling and marketing	42,403	27,333
General and administrative	27,516	18,845
Equity-based compensation	77,724	7,870
Depreciation and amortization	997	932
Total operating expenses	148,640	54,980
Loss from operations	(87,426)	(5,478)
Other expense, net	(207)	(593)
Loss before income taxes	(87,633)	(6,071)
Provision for income taxes	(34)	—
Net loss and comprehensive loss	(87,667)	(6,071)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	1,913	6,071
Loss attributable to noncontrolling interest	39,768	—
Net loss attributable to Zevia PBC	$(45,986)	$—

Net loss per share attributable to common stockholders (1)
Basic	$(1.33)	N/A
Diluted	$(1.33)	N/A

Weighted average common shares outstanding (1)
Basic	34,450,409	N/A
Diluted	34,450,409	N/A

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22,2021 through December 31, 2021, the period following the reorganization transactions and initial public offering (see Note 16).

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND CHANGES IN EQUITY (DEFICIT)

	Redeemable Convertible Preferred Units			Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Units	Amount	Members' Deficit	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2020	22,558,386	$58,037	$(39,969)	—	$—	—	$—	$—	$—	$—	$(39,969)
Series E Preferred units issuance cost	11,851,993	190,435	—	—	—	—	—	—	—	—	—
Exercise of common units	—	—	30	—	—	—	—	—	—	—	30
Equity-based compensation	—	—	7,870	—	—	—	—	—	—	—	7,870
Secondary sale of preferred units	—	—	311	—	—	—	—	—	—	—	311
Repurchase of common and redeemable convertible preferred units	(8,087,576)	(16,015)	(158,983)	—	—	—	—	—	—	—	(158,983)
Net loss	—	—	(6,071)	—	—	—	—	—	—	—	(6,071)
Balance at December 31, 2020	26,322,803	232,457	(196,812)	—	—	—	—	—	—	—	(196,812)
Exercise of Common units prior to reorganization	—	—	10	—	—	—	—	—	—	—	10
Equity-based compensation prior to reorganization	—	—	73	—	—	—	—	—	—	—	73
Net loss prior to reorganization	—	—	(1,913)	—	—	—	—	—	—	—	(1,913)
Distributions to unitholders for tax payments prior to reorganization	—	—	(2,669)	—	—	—	—	—	—	—	(2,669)
Balance prior to reorganization	26,322,803	232,457	(201,311)	—	—	—	—	—	—	—	(201,311)
Impact of Reorganization and IPO
Effect of the reorganization	(26,322,803)	(232,457)	219,633	23,716,450	24	—	—	12,800	—	—	232,457
Issuance of Class A common stock in IPO, net of commission	—	—	—	6,900,000	7	—	—	90,073	—	—	90,080
Issuance of Class B units Zevia LLC unitholders	—	—	—	—	—	30,114,488	30	(30)	—	—	—
Purchases of Zevia LLC units in connection with IPO	—	—	(2,037)	3,767,440	3	—	—	2,034	—	—	—
Cancellation of options in connection with IPO	—	—	(423)	32,560	—	—	—	425	—	—	2
Cancellation of options	—	—	—	—	—	—	—	(4)	—	—	(4)
Offering costs	—	—	—	—	—	—	—	(8,367)	—	—	(8,367)
Repurchase and cancellation of Zevia LLC units	—	—	(17)	—	—	(1,336)	—	—	—	—	(17)
Allocation of equity to noncontrolling interest	—	—	(15,845)	—	—	—	—	—	—	15,845	—
Exercise of stock options	—	—	—	46,967	—	—	—	(178)	—	—	(178)
Equity-based compensation	—	—	—	—	—	—	—	77,651	—	—	77,651
Net loss post reorganization	—	—	—	—	—	—	—	-	(45,986)	(39,768)	(85,754)
Balance at December 31, 2021	—	$—	$—	34,463,417	$34	30,113,152	$30	$174,404	$(45,986)	$(23,923)	$104,559

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020
Operating activities:
Net loss	$(87,667)	$(6,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	562	509
Depreciation and amortization	997	932
(Gain) loss on sale of equipment	(4)	2
Amortization of debt issuance cost	94	52
Equity-based compensation	77,724	7,870
Changes in operating assets and liabilities:
Accounts receivable, net	(2,062)	(2,069)
Inventories	(10,701)	(9,408)
Prepaid expenses and other assets	(2,481)	(187)
Accounts payable	4,396	2,373
Accrued expenses and other current liabilities	1,960	3,155
Operating lease liabilities	(624)	(416)
Net cash used in operating activities	(17,806)	(3,258)
Investing activities:
Payments for purchases of short-term investments	(30,000)	—
Purchases of property and equipment	(3,143)	(805)
Net cash used in investing activities	(33,143)	(805)
Financing activities:
Proceeds from revolving line of credit (1)	74,721	113,056
Repayment of revolving line of credit (1)	(74,721)	(113,056)
Proceeds from Paycheck Protection Program Loan	—	1,429
Repayment of Paycheck Protection Program Loan	—	(1,429)
Proceeds from issuance of redeemable convertible preferred units, net of issuance costs	—	190,435
Repurchase of common and redeemable convertible preferred units	—	(175,000)
Proceeds from transaction in common and redeemable convertible preferred units	—	311
Payment of debt issuance costs	—	(20)
Distribution to unitholders for tax payments	(2,669)	—
Proceeds from exercise of common units	10	30
Proceeds from issuance of Class A common stock sold in initial public offering ("IPO"), net of underwriting discounts and commissions	139,689	—
Use of proceeds from issuance of Class A common stock to purchase Zevia LLC Units	(49,609)	—
Proceeds from the cancellation of options in IPO	2	—
Payment for cancellation of options	(4)	—
Payment of offering costs	(8,101)	—
Repurchase of Zevia LLC units	(17)	—
Exercise of stock options	(178)	—
Net cash provided by financing activities	79,123	15,756
Net change from operating, investing, and financing activities	28,174	11,693
Cash and cash equivalents at beginning of year	14,936	3,243
Cash and cash equivalents at end of year	$43,110	$14,936

Non-cash investing activities
Capital expenditures included in accounts payable	$125	$—

Non-cash financing activities
Unpaid IPO offering costs	$266	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$148	$321

(1)
Zevia PBC’s revolving line of credit provides for daily drawdowns and repayments of amounts outstanding. As of December 31, 2021, no amounts were outstanding due to the termination of the line of credit in July 2021. Consistent with the provisions of ASC Topic 230, Statement of Cash Flows, Zevia PBC has presented daily draw-downs and repayments under its revolving line of credit with its lender on a gross basis in the consolidated statements of cash flows for the years ended December 31, 2021, and 2020.

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the "Company") develops, markets, sells, and distributes a wide variety of zero calorie, non-GMO verified, carbonated and non-carbonated soft drinks and other beverages under the Zevia® brand name. Zevia PBC’s products are sold principally in the United States and Canada through various retailer channels (both brick-and-mortar and e-commerce), including grocery stores, natural products stores, warehouse clubs, and specialty outlets. Zevia PBC’s products are manufactured and generally maintained at third-party beverage production and warehousing facilities located in both the United States and Canada.

Initial Public Offering and Reorganization Transactions

On July 21, 2021, the registration statement on Form S-1 of Zevia PBC was declared effective by the Securities and Exchange Commission ("SEC") related to the initial public offering ("IPO") of its Class A common stock. On July 22, 2021, the Company’s Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA”. The Company completed the IPO of 10,700,000 shares of its Class A common stock at an offering price of $14.00 per share on July 26, 2021. The Company received aggregate net proceeds of approximately $139.7 million after deducting underwriting discounts and commissions of $10.1 million. The underwriters did not exercise their option to purchase 1,605,000 additional shares of Class A common stock and that option expired on August 20, 2021.

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
•
The Company contributed approximately $90.1 million of the net proceeds of the IPO to Zevia LLC to acquire 6,900,000 newly issued Class A units of Zevia LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock in the IPO. The Company retained $81.7 million of the total IPO proceeds after $8.4 million of offering costs. The retained proceeds will ultimately be used by the Company for working capital and other general corporate purposes;
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

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia

LLC, the Company operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. The Company has consolidated Zevia LLC in its financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations. As of December 31, 2021, the Company holds an economic interest of 53.4% in Zevia LLC and the remaining 46.6% represents the non-controlling interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Zevia LLC, that it controls due to ownership of a majority voting interest. All intercompany transactions and balances have been eliminated in consolidation.

The Company owns a majority economic interest in, and operates and controls all of the businesses and affairs of, Zevia LLC. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

The Reorganization Transactions were accounted for consistent with a combination of entities under common control. As a result, the financial reports filed with the SEC by the Company subsequent to the Reorganization Transactions are prepared “as if” Zevia LLC is the accounting predecessor of the Company. The historical operations of Zevia LLC are deemed to be those of the Company. Thus, the consolidated financial statements included in this report reflect (i) the historical operating results and financial position of Zevia LLC prior to the Reorganization Transactions; (ii) the consolidated results of operations and financial position of the Company and Zevia LLC following the Reorganization Transactions; and (iii) the Company's equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded.

Reclassifications

Certain amounts from prior periods have been reclassified in the consolidated balance sheet, consolidated statement of operations and comprehensive loss, and statement of cash flows to conform to the current period presentation. For the activity in the periods prior to the IPO and Reorganization Transactions, common stock, additional paid-in capital, and accumulated deficit information has been combined and presented as member’s deficit in the accompanying consolidated balance sheets and consolidated statements of changes in redeemable convertible preferred units and changes in equity (deficit).

Consolidated Balance Sheet:

The following table presents the reclassifications made to the Consolidated Balance Sheet:

(in thousands)	December 31, 2020 (as reported)	Reclassification	December 31, 2020 (adjusted)
Accounts payable	$7,770	$1,201	$8,971
Accrued expenses and other current liabilities	3,429	1,050	4,479
Other current liabilities	2,251	(2,251)	—

Consolidated Statement of Operations and Comprehensive Loss:

The following table presents the reclassifications made to the Consolidated Statement of Operations and Comprehensive Loss:

(in thousands)	Year Ended December 31, 2020 (as reported)	Reclassification	Year Ended December 31, 2020 (adjusted)
General and administrative	$26,715	$(7,870)	$18,845
Equity-based compensation	—	7,870	7,870

Consolidated Statements of Cash Flows:

The following table presents the reclassifications made to the Consolidated Statement of Cash Flows:

(in thousands)	Year Ended December 31, 2020 (as reported)	Reclassification	Year Ended December 31, 2020 (adjusted)
Non-cash lease expense	$—	$509	$509
Changes in operating assets and liabilities:
Right of use asset	509	(509)	—
Prepaid expenses and other current assets	(188)	1	(187)
Other non-current assets	1	(1)	—
Accounts payable	2,173	200	2,373
Accrued expenses and other current liabilities	2,412	743	3,155
Operating lease liabilities	196	(612)	(416)
Other current liabilities	943	(943)	—
Operating lease liabilities, net of current portion	(612)	612	—

Use of estimates

The preparation of the financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; reserves recorded for inventory obsolescence; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; recoverability of intangible assets, realization of deferred tax assets, and the determination of the fair value of equity instruments, including redeemable convertible preferred and common units, restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

As of December 31, 2021, the Company’s operations have not been adversely impacted by the COVID-19 pandemic to a significant extent. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations, particularly if the COVID-19 pandemic continues and persists for an extended period of time.

Cash, cash equivalents and investments

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, with original maturities of three months or less. Investments with original maturities at the date of acquisition of more than three months are classified as short-term investments or long-term investments based on the remaining contractual maturity of the security at the reporting date. As of December 31, 2021, the Company held $27.0 million of time deposits with contractual maturities of less than three months, which are classified as cash and cash equivalents on the consolidated balance sheets, and $30.0 million of time deposits with contractual maturities of greater than three months but less than one year which are classified as short-term investments on the consolidated balance sheets. As of December 31, 2020, the Company did not hold any investments.

The Company maintains cash deposits with high credit quality financial institutions. The deposits with these financial institutions may exceed the federally insured limits; however, these deposits typically are redeemable upon demand. The Company has not experienced any loss because of these deposits and does not expect to incur any losses in the future.

Fair value of financial instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions, and credit risk. The three-level hierarchy for disclosure of fair value measurements is as follows:

•
Level 1. Quoted prices in active markets for identical assets or liabilities.
•
Level 2. Inputs other than Level 1 inputs that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or market-corroborated inputs.
•
Level 3. Unobservable inputs for the asset or liability.

The Company’s material financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying values of the Company’s cash, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair values at December 31, 2021 and 2020 due to the short period of time to maturity or repayment. As of December 31, 2021 and 2020, all cash and cash equivalents and short-term investments were considered Level 1.

As of December 31, 2021 and 2020, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the years ended December 31, 2021 and 2020, there were no transfers between levels of the fair value hierarchy.

Other comprehensive loss

The nature of the Company’s operations does not give rise to consequential other comprehensive loss.

Accounts receivable and allowance for doubtful accounts

Trade receivables are recorded at net realizable value, which includes an appropriate allowance for doubtful accounts. Credit is extended to customers based on an evaluation of their financial condition, credit rating, and trade references. The Company monitors exposure to credit losses and maintains an allowance for anticipated losses based on each customer’s credit condition and payment behavior. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The allowance for doubtful accounts was not material at December 31, 2021 or December 31, 2020. Changes in the Allowance for Doubtful Accounts were as follows:

	Year Ended December 31,
	2021	2020
Balance, beginning of the year	$—	$(25)
Provision for bad debt	(10)	—
Deductions and write-offs	—	25
Balance, end of the year	$(10)	$—

Inventories

Inventories consist of raw materials and finished goods. Raw materials include costs for the Company’s ingredients and packaging inventories. The costs of finished goods inventories include production fees from third-party manufacturers. Inventories are stated at the lower of average cost or net realizable value. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. Indicators that could result in inventory write downs include age of inventory, damaged inventory, slow moving products, and products at the end of their life cycles. While management believes that inventory is appropriately stated at the lower of average cost or net realizable value, judgment is involved in determining the net realizable value of inventory. The inventory reserve was not material at December 31, 2021 or December 31, 2020.

Property and equipment, net

Property and equipment are recorded at cost. Additions, replacements, and leasehold improvements are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. When assets are retired or otherwise disposed, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized.

Depreciation and amortization are computed using the following estimated useful lives of the assets:

Asset	Years
Leasehold improvements	Shorter of lease term or estimated useful life
Computer equipment and software	3
Furniture and equipment	4-7
Vehicles	8
Quality control equipment	2-7
Buildings and improvements	7-30

Certain external and internal computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within property and equipment.

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset’s fair value. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2021 and 2020.

Leases

The Company leases office space and vehicles under operating leases. Right of use ("ROU") lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Both the ROU lease asset and liability are recognized as of the lease commencement date based on the present value of the lease payments over the lease term. The Company’s leases do not provide an implicit borrowing rate that can readily be determined. Therefore, the Company applies a discount rate based on the incremental borrowing rate, which is determined using the Company’s synthetic credit rating and other information available as of the lease commencement date. ROU lease assets also include any lease payments made before their contractual due dates and exclude any lease incentives.

The Company’s lease agreements may include options to extend the lease term or to terminate the lease early. The Company includes options to extend or terminate leases upon determination of the ROU lease asset and liability when it is reasonably certain the Company will exercise these options. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in general, and administrative expense on the consolidated statements of operations and comprehensive loss.

The Company has lease arrangements that include lease and non-lease components. The non-lease components in the arrangements are not significant when compared to the lease components. For all leases, the Company accounts for the lease and non-lease components as a single component.

The Company evaluates ROU assets for impairment consistent under the impairment of long-lived assets policy.

The Company had no material finance leases as of December 31, 2021 and 2020.

Intangible assets, net

Intangible assets subject to amortization consist of customer relationships, which were acquired and are amortized over their estimated useful life of 15 years. In accordance with Accounting Standard Codification ("ASC") Topic 350, Intangibles—Goodwill and Other, intangible assets with definite lives are treated as a long-lived asset and are evaluated for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If impaired, the asset is written down to its estimated fair market value, which is generally measured by discounting future cash flows.

Non-amortizable intangible assets consist of trademarks which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacture, marketing, and distribution of its carbonated beverages. The Company also owns several other trademarks in both the United States and in foreign countries. Intangible assets not subject to amortization are evaluated for impairment annually, or sooner if management believes such assets may be impaired. An impairment loss is recognized if the asset’s carrying amount exceeds its estimated fair market value. For the years ended December 31, 2021 and 2020, no impairment losses were recorded.

Debt issuance cost

Costs incurred in connection with securing a revolving line of credit agreement are capitalized. These costs are amortized over the term of the credit agreement. Debt issuance costs are included in Other Non-Current Assets in the accompanying consolidated balance sheets. Net debt issuance costs totaled zero and $0.1 million as of December 31, 2021 and 2020, respectively.

Customer incentives and allowances

The Company offers its customers sales incentives that are designed to support the distribution of its products to consumers. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and certain other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These amounts are deducted from gross sales and are included under Net sales in the accompanying consolidated statements of operations and comprehensive loss. The Company maintains an allowance representing the estimated cost of certain customer incentives incurred but not yet realized as of the end of each respective year, which is recorded as an offset against customer accounts receivable, and is included under Accounts receivable, net in the accompanying consolidated balance sheets. The customer incentives and allowances were $3.5 million and $1.6 million as of December 31, 2021 and 2020, respectively.

Revenue recognition

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred either upon shipment or delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, net of accruals for customer incentives and allowances. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers.

Customer incentives and allowances are estimated based on agreed upon terms as well as historical trends and current economic and market conditions, while cash discounts are based on trade terms and require management judgment with respect to estimating customer participation and performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

The Company accounts for costs associated with shipping and handling activities that occur after the transfer of control as a fulfillment activity, instead of a separate performance obligation.

The Company excludes from the transaction price those amounts which relate to sales and other taxes that are assessed by governmental authorities and that are imposed and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.

The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms.

Cost of goods sold

Cost of goods sold consists of all costs to acquire and manufacture the Company’s products including the cost of the various ingredients, packaging, in-bound freight, and third-party production fees—which are typically incurred at a flat rate per case produced—and all other costs incurred to bring the product to salable condition. The Company’s cost of goods sold is generally subject to price fluctuations in the marketplace for aluminum, logistics costs such as fuel, freight and warehousing for raw materials, bottling tolling fees, as well as shifting product mix. The Company has elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Such costs amounted to approximately $13.2 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively.

Selling and marketing expenses

Selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss include warehousing and distribution costs, shipping and handling costs, advertising and marketing costs, which generally are expensed as incurred. Warehousing and distribution costs include storage, transfer and out-bound freight and delivery charges. The Company expenses sales and marketing costs as incurred. Advertising and marketing expenses represent costs associated with the promotion of the Zevia® brand and products as outlined in ASC Topic 730-25, Other Expenses – Advertising Costs, such as those for digital and other forms of advertising. Advertising and marketing expenses amounted to approximately $12.6 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively.

General and administrative expenses

General and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss include personnel-related expenses, including salaries, bonuses, and benefits, technology expenses, professional fees, facility costs, including insurance, utilities and rent relating to our headquarters, and overhead costs. These costs are expensed as incurred.

Equity-based compensation expense

The Company records equity-based compensation expense for employees and nonemployees under the provisions of ASC Topic 718, Compensation—Stock compensation (“ASC 718”), using a Black-Scholes-Merton option pricing model to calculate the fair value of stock options by date granted. The determination of the grant date fair value of stock options issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The Company derives its volatility from the average historical volatilities of several peer public companies over a period equivalent to the expected term of the awards. The Company estimates the expected term based on the simplified method prescribed by guidance provided by the Securities and Exchange Commission. This decision was based on the lack of relevant historical data due to the Company’s limited experience for the Company’s common stock. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock. The fair value of stock options is recognized as expense on a straight-line basis over the requisite service period, which is typically four years. Equity-based compensation cost for restricted stock awards is measured based on the fair market value of the Company’s common stock at the date of grant and is recognized as expense over the requisite service period, which is the vesting period on a straight-line basis. Forfeitures are recognized as incurred.

Foreign currency transactions

The functional currency of the Company is the U.S. Dollar. The Company sells and distributes its products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for net sales and expenses. Foreign currency transaction (losses) gains for the years ended December 31, 2021 and 2020 amounted to approximately $(15,000) and $95,000, respectively, and are included under other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's 53.4% economic interest in Zevia LLC.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize both accrued interest and penalties, when appropriate, in provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss.

Recent accounting pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act ("JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements – Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance and requires the application of the if-converted method for calculating diluted earnings per share, with the treasury stock method no longer permissible. The ASU is applicable to the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company early adopted the ASU as of January 1, 2021 and applied the accounting standard update in computing diluted earnings per share for its redeemable convertible preferred units. The adoption of ASU 2020-06 did not have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for private companies for annual reporting periods beginning after

December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company adopted the ASU as of January 1, 2021. The adoption of ASU 2018-15 did not have a significant impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. This ASU improves areas of GAAP and reduces cost and complexity while maintaining usefulness. The main provisions remove certain exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This ASU is effective for private companies for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company currently does not expect this guidance to have a significant impact on the Company’s financial statements.

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

3. REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s sales by channel:

	Year Ended December 31,
(in thousands)	2021	2020
Retail sales	$119,884	$95,578
Online/e-commerce	18,288	14,447
Net sales	$138,172	$110,025

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of December 31, 2021 and December 31, 2020, respectively.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	December 31, 2021	December 31, 2020
Raw materials	$10,193	$8,155
Finished goods	21,308	12,645
Inventories	$31,501	$20,800

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	December 31, 2021	December 31, 2020
Land	$336	$—
Leasehold improvements	463	468
Computer equipment and software	2,254	1,454
Furniture and equipment	521	473
Vehicles	38	—
Quality control equipment	532	340
Buildings and improvements	1,443	—
Assets not yet placed in service	456	—
	6,043	2,735
Less accumulated depreciation	(2,379)	(1,744)
Property and equipment, net	$3,664	$991

During the year ended December 31, 2021, the Company purchased a warehouse facility in Evansville, Indiana for a total purchase price of $1.7 million. For the year ended December 31, 2021 and 2020, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.8 million and $0.7 million, respectively. These amounts are included under depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

(in thousands)	Useful lives	December 31, 2021	December 31, 2020
Customer relationships	15 years	$3,007	$3,007
Accumulated amortization		(2,269)	(2,068)
		738	939
Trademarks	Indefinite	3,000	3,000
Intangible assets, net		$3,738	$3,939

For the years ended December 31, 2021 and 2020, total amortization expense amounted to $0.2 million and $0.2 million, respectively. No impairment losses have been recorded on any of the Company’s intangible assets for the years ended December 31, 2021 and 2020.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
2022	$200
2023	200
2024	200
2025	138
Expected amortization expense for intangible assets with definite lives	$738

7. DEBT

Credit Facility

In 2019, Zevia LLC entered into a loan agreement providing for a $9.0 million revolving line of credit (the “Credit Facility”) with Stonegate Asset Company II, LLC (“Stonegate”), with a maturity date in April 2022. Borrowings under the revolving line were secured by accounts receivable and inventory. In June 2020, Zevia amended the Credit Facility and increased it to $12.0 million. As of December 31, 2020, the revolving line interest rate was 7.5% annual percentage rate and there was no outstanding balance. On June 1, 2021, Zevia extended the Credit Facility through April 2023 and there were no other modifications made to the terms and conditions. In July 2021 and subsequent to the IPO, Zevia terminated the Credit Facility. Early-termination fees were not material and were included in interest expense within other expenses, net in the accompanying consolidated statements of operations and comprehensive loss.

Paycheck Protection Program (“PPP”) Loan

As a result of COVID-19, the Company faced risks to raising necessary capital which could have significantly disrupted our business. To help mitigate those risks and support the Company’s ongoing operations, in April 2020, the Company received loan proceeds in the amount of $1.4 million under the PPP. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period. Any unforgiven portion of the PPP loan would be payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company did not apply for forgiveness of the loan and has paid back the full amount of the proceeds and interest as of December 31, 2020.

8. LEASES

The Company leases office space and vehicles. The leases have remaining lease terms of four to fifteen months. The Company’s recognized lease costs include:

	Year Ended December 31,
(in thousands)	2021	2020
Income Statement
Operating lease cost(1)	$605	$604
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term (months)	4.6	16.3
Weighted-average discount rate	7.56%	7.56%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under various non-cancellable lease agreements providing for office space and vehicles that expire at various dates through 2023. Maturities of lease payments under non-cancellable leases were as follows:

(in thousands)	December 31, 2021
2022	$240
2023	1
Total lease payments	241
Less Imputed Interest	(4)
Present value of lease liabilities	$237

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of December 31, 2021 the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. The Company has not identified any material legal matters where it believes an unfavorable material outcome is reasonably possible and/or for which an estimate of possible losses can be made. Management does not believe that the resolution of these matters would have a material impact on the consolidated financial statements.

10. EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Zevia LLC 401(k) Plan (the “Plan”), a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute from 1% to 90% of their pre-tax earnings, up to the statutory limit. Effective January 1, 2020, the Company began offering matching contributions to the Plan of up to 4% of employee pre-tax earnings. For the years ended December 31, 2021 and 2020, the Company incurred contribution expense of $0.4 million and $0.2 million, respectively.

11. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	December 31,
(in thousands)	2021	2020
Accrued employee compensation benefits	$3,032	$3,594
Accrued other	3,673	885
Total	$6,705	$4,479

12. EQUITY-BASED COMPENSATION

In connection with the IPO, the Company assumed all outstanding equity awards of Zevia LLC on a one-to-two basis and assumed all equity incentive plans and related award agreements from Zevia LLC.

In July 2021, prior to the IPO, the Company adopted the Zevia PBC 2021 Equity Incentive Plan (the “2021 Plan”) under which the Company may grant options, stock appreciation rights, restricted stock units (RSUs), restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of Zevia PBC and its affiliates.

In October and November 2021, Zevia amended outstanding RSU awards and outstanding stock options held by certain senior management employees, in each case, to provide for accelerated vesting upon the holder’s retirement on or after January 17, 2022. For this purpose, “retirement” generally includes a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides one year advance notice of such retirement unless waived by the Company.

As of December 31, 2021, the 2021 Plan provides for future grants and/or issuances of up to approximately 3.5 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a ten-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period.

In July 2021 immediately following the effectiveness of the Company’s registration statement on the Form S-1, the Company’s Board of Directors approved the issuance of 186,000 stock options under the 2021 Plan to certain employees and non-employee directors. The fair value of stock option awards granted during the year ended December 31, 2021 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

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

(3) The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4) We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

A summary of stock option activity for the year ended December 31, 2021:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2021	1,404,516	$0.49
Granted	186,000	$14.00
Exercised (1)	139,822	$0.18
Cancelled in the IPO	32,560	$0.05
Forfeited and expired	8,441	$2.04
Balance as of December 31, 2021	1,409,693	$2.30	6.7	$6,694
Exercisable at the end of the period	920,632	$0.69	6.1	$5,856
Vested and expected to vest	1,409,693	$2.30	6.7	$6,694

(1) Includes 75,148 options exercised prior to the IPO and Reorganization Transactions and included in member's deficit

The total intrinsic values of options exercised during the year ended December 31, 2021 was $1.2 million.

As of December 31, 2021, total unrecognized compensation expense related to unvested stock options was $1.2 million, which is expected to be recognized over a weighted-average period of 2.03 years.

Restricted Phantom Units and Restricted Stock Units

In July 2021, the Company’s Board of Directors approved an amendment to 2,422,644 restricted phantom units (the “Restricted Phantom Units”) previously granted by Zevia LLC (the “Phantom Unit Amendment”). The Phantom Unit Amendment changed the settlement feature of all outstanding Restricted Phantom Units so that following vesting, each award Restricted Phantom Units would be settled in shares of Class A common stock having a fair market value equal to (i) the number of Restricted Phantom Units subject to such award, multiplied by (ii) the difference between the fair market value of a share of Class A common stock and the grant date price per Restricted Phantom Unit. All other terms related to the Restricted Phantom Units remained unchanged. As a result of the Phantom Unit Amendment, the estimated fair value of the modified awards were $33.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met.

In March 2021, the Company's Board of Directors also approved an amendment to the RSUs granted in August 2020 (“the RSU Amendment”). The RSU Amendment changes the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards were $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met.

RSU activity during the year ended December 31, 2021 was as follows:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2021	6,002,644	$2.58
Granted	2,017,300	$13.70
Forfeited	(38,500)	$13.65
Balance unvested at December 31, 2021	7,981,444	$5.33	56,269
Vested and expected to vest at December 31, 2021	7,981,444	$5.33	56,269

As of December 31, 2021, total unrecognized compensation expense related to unvested RSUs was $32.5 million, which is expected to be recognized over a weighted-average period of 2.79 years.

13. REDEEMABLE CONVERTIBLE PREFERRED UNITS

In November 2020, the Company entered into a securities purchase agreement with a certain accredited investor, pursuant to which it sold and issued approximately 11.9 million units of its newly created Series E redeemable convertible preferred unit (“the Series E Financing”) at a purchase price of

$16.87 per unit (“the Series E Unit Price”). The aggregate gross proceeds from the Series E Financing were approximately $200.0 million. The Company incurred issuance costs of approximately $9.6 million during the year ended December 31, 2020 in connection with the Series E Financing and Tender Offer, which were recorded as a reduction of the Series E redeemable convertible preferred unit balance.

In connection with the closing of the Series E Financing in December 2020, the Company used approximately $175.0 million of the proceeds from the Series E Financing to repurchase outstanding common units, vested common unit options and redeemable convertible preferred units from certain existing unit holders. The repurchase occurred through a tender offer made by the Company following the closing of the Series E Financing (the “Tender Offer”). The Tender Offer was made to certain existing equity holders of the Company to repurchase common and redeemable convertible preferred units and vested option units from such equity holders at a gross repurchase price equal to the Series E Unit Price.

The repurchased redeemable convertible preferred and common units were retired and considered authorized, but not issued or outstanding, pursuant to the Company’s Eleventh Amended and Restated Limited Liability Company Agreement.

In accordance with ASC 718, in connection with the tender offer, the Company recorded equity-based compensation expense of $7.8 million in the fiscal year ended December 31, 2020, which represents the excess of the tender offer repurchase price over the fair value of the units and unit options repurchased which were held by both current and former employees and is included in equity-based compensation in the statements of operations and comprehensive loss.

In connection with the IPO and the reorganization transaction, all outstanding preferred units were reclassified into a single class of common units and each common unit outstanding after giving effect thereto was reclassified as two Class B units on a one-to-two basis.

14. SEGMENT REPORTING

The Company has one operating and reporting segment which operates as a product portfolio with a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are accessed. The Company’s CODM is the Chief Executive Officer. The results of the operations are provided to and analyzed by the CODM at the Company's level and accordingly, key resource decisions and assessment of performance are performed at the Company's level. The Company has a common management team across all product lines and does not manage these products as individual businesses and as a result, cash flows are not distinct.

15. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers and accounted for more than 10% of total net sales for the periods:

	Year Ended December 31,
	2021	2020
Customer A	17%	20%
Customer B	16%	16%
Customer C	11%	12%
Customer D	11%	12%

The table below represents the Company’s customers which accounted for more than 10% of total accounts receivable, net as of:

	December 31, 2021	December 31, 2020
Customer A	*	11%
Customer B	13%	15%
Customer D	15%	*
Customer E	11%	13%
Customer F	12%	*
Customer G	*	11%

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the periods:

	Year Ended December 31, 2021
	2021	2020
Vendor A	28%	30%
Vendor B	22%	24%
Vendor C	13%	11%
Vendor D	*	10%

* Less than 10% of total net sales, accounts receivable, net or raw material purchases.

16. LOSS PER SHARE

Basic earnings per share of Class A common stock is computed by dividing net loss attributable to the Company for the period from July 22, 2021 through December 31, 2021, the period following the Reorganization Transactions and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to July 22, 2021, therefore no earnings per share information has been presented for any period prior to that date.

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

Prior to the IPO, the Zevia LLC membership structure included various classes of Preferred Units and Common units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the year ended December 31, 2020.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Year Ended December 31, 2021
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(87,667)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	(1,913)
Net loss post reorganization	(85,754)
Less: net loss attributable to non-controlling interests	39,768
Net loss to Zevia PBC	$(45,986)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic	34,450,409
Weighted-average shares of Class A common stock outstanding - diluted	34,450,409
Loss per share of Class A common stock - basic	$(1.33)
Loss per share of Class A common stock - diluted	$(1.33)

Zevia LLC Class B Common Units, stock options and restricted stock units were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

Year Ended December 31, 2021
Zevia LLC Class B Common Units exchangeable to shares of Class A common Stock	30,113,152
Stock options	1,483,824
Restricted stock units	7,981,444

17. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes, following the Reorganization Transactions effected in connection with our initial public offering. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's 53.4% economic interest in Zevia LLC.

Income tax expense consists of the following:

Year Ended December 31, 2021
Current
Federal	$—
State	34
Total	34
Deferred
Federal	—
State	—
Total	—
Provision for income taxes	$34

A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

Year Ended December 31, 2021
Tax computed at federal statutory rate	21.0%
State tax, net of federal tax benefit	1.7%
Permanent items and other	0.0%
Non-controlling interests	(10.0)%
Equity-based compensation	(3.7)%
Valuation allowance	(9.0)%
Effective Tax Rate	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company's net deferred tax assets consist of the following:

Year Ended December 31, 2021
Deferred tax assets
Investment in Zevia LLC	$47,955
Net operating loss carryforwards	4,144
Equity-based compensation	6,840
Other temporary differences	1
Total deferred tax assets	58,940
Valuation allowance for deferred tax assets	(58,940)
Net deferred tax assets	$—

The Company records a valuation allowance to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. The Company has recorded a full valuation allowance of $58.9 million as of December 31, 2021 as it cannot conclude that it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses from its inception.

The following table summarizes the activity related to the Company's valuation allowance for the:

Year Ended December 31, 2021
Balance, beginning of the year	$—
Increases related to current year positions	58,940
Balance, end of the year	$58,940

As of December 31, 2021, the Company has federal and state net operating loss carryforwards of $17.1 million and $10.1 million, respectively. The federal net operating loss can be carried forward indefinitely but are limited to 80% utilization against future taxable income each year in accordance with the Tax Cuts and Jobs Act of 2017. The state net operating loss carryforwards will begin to expire in 2031 unless previously utilized by the Company.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.

As of December 31, 2021, the Company has no uncertain tax positions and does not expect a significant change in unrecognized tax benefits during the next 12 months.

The Company is subject to taxation in the United States and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception for Zevia PBC.

On March 27, 2020, the United States enacted the CARES Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are amending certain provisions of the previously enacted Tax Cuts and Jobs Act related to depreciable property and net operating losses, deferral of payroll taxes, and the PPP. At December 31, 2021, the Company has not booked any income tax provision or benefit for the impact for the CARES Act due to its recent incorporation and the pass-through treatment of Zevia, LLC.

On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 in 2021.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of tax basis in the net assets of Zevia, LLC when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon certain qualifying transactions. Each change in outstanding shares of Class

A common stock of the Company results in a corresponding change in the Company's ownership of Class A units of Zevia, LLC. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Zevia PBC would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") with continuing members of Zevia LLC and the Direct Zevia Stockholders. In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC's acquisition of continuing member's Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia, LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes an assumption related to the fair market value of assets. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of the Secured Overnight Financing Rate ("SOFR") plus 300 basis points from the due date (without extensions) of such tax return.

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur; (ii) there is a material uncured breach of any obligations under the TRA; or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any Class B units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.

As of December 31, 2021, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $45.6 million at December 31, 2021. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

18. UNAUDITED QUARTERLY INFORMATION

The following summarizes selected unaudited quarterly financial data for the year ended December 31, 2021 (amounts may not sum due to rounding):

(in thousands, except for share and per amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$30,694		$34,352		$38,956		$34,170
Gross profit	14,188		16,240		17,004		13,782
Income (loss) from operations	243		(707)		(49,498)	(1)	(37,464)	(1)
Net income (loss) and comprehensive loss	247		(749)		(49,761)	(1)	(37,404)	(1)
Net income (loss) attributable to Zevia PBC	—		—		(25,823)		(20,163)
Basic earnings per share	N/A	(2)	N/A	(2)	(0.75)		(0.59)
Diluted earnings per share	N/A	(2)	N/A	(2)	(0.75)		(0.59)

The following summarizes selected unaudited quarterly financial data for the year ended December 31, 2020 (amounts may not sum due to rounding):

(in thousands, except for share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$22,490	$27,677	$32,035	$27,823
Gross profit	9,032	13,835	14,926	11,709
Income (loss) from operations	(2,445)	3,225	2,734	(8,992)	(3)
Net income (loss) and comprehensive loss	(2,594)	3,107	2,458	(9,042)	(3)
Net income (loss) attributable to Zevia PBC	—	—	—	—
Basic earnings per share (2)	N/A	N/A	N/A	N/A
Diluted earnings per share (2)	N/A	N/A	N/A	N/A

(1) Net loss in the second half of 2021 increased primarily due to $45.7 million and $31.9 million of equity-based compensation in the third and fourth quarter of 2021 relating to restricted stock unit awards and phantom stock awards that generally vest over six months following the IPO.

(2) Prior to the IPO, the Zevia LLC membership structure included various classes of Preferred Units and Common units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the periods prior to the IPO.

(3) Net loss in the fourth quarter of 2020 increased primarily due to $7.8 million of equity-based compensation relating to the tender offer.

19. SUBSEQUENT EVENTS

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. The Borrower may draw loans under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Line of Credit matures in five years on February 22, 2027.

Loans under the Secured Revolving Line of Credit bear interest based on either, at the Borrower’s option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

The Borrower is required under the Secured Revolving line of Credit to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Additionally, for as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Remediation of Material Weaknesses

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019, we determined that we had material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified relate to (a) a lack of sufficient accounting resources, (b) inadequate segregation of duties, including access security to our information technology ("IT") systems, related to the preparation, review and posting of journal entries, and (c) the sufficiency of review over accounting analyses used in the classification of promotional activities and the accounting for equity transactions.

As of December 31, 2021, management completed the validation of the implementation of internal controls over financial reporting to remediate these material weaknesses. Specifically, management completed the following remediation actions during the year ended December 31, 2021 to ensure control deficiencies that contributed to the material weaknesses are remediated:

•
We hired additional accounting and financial personnel who possess public company accounting and reporting technical expertise, including a Chief Accounting Officer, Global Controller, Director of Financial Planning and Analysis, Director of Tax and a Senior Manager of SEC Reporting and Technical Accounting, to oversee internal controls and procedures and implement a formal closing process.
•
We hired an internal General Counsel and established corporate bylaws, organizational structure, code of conduct, and an employee handbook, including establishment of a whistleblower hotline for internal and external parties to anonymously report potential misconduct or other non-compliance with laws, formal accounting policies and memos.

•
We implemented a training program addressing internal control over financial reporting, including educating control owners regarding the requirements of each control.
•
We developed internal controls and accounting procedures over key financial processes and significant estimates such as discounts and allowances, equity-based compensation, and inventories. These controls include, but are not limited to, review of technical memorandums, a formal journal entry approval workflow process, the review and approval of monthly accounts reconciliations with support to validate account balances, quarterly reviews by the Chief Accounting Officer or Controller of the Company’s trial balance, and dual authorization for wire transfers.
•
We developed an annual budget, which included strategic objectives.
•
We hired an independent third-party and established monitoring controls over the financial reporting process of the Company, as well as developed an annual fraud and risk assessment.
•
Entity level controls were established and implemented to provide oversight of the financial reporting of the Company.
•
We implemented an IT management review and testing plan to monitor IT general controls with a specific focus on systems supporting our financial reporting processes.
•
We designed, implemented, and tested IT controls for periodic user access reviews and system's security role over primary systems supporting the key financial processes.
•
We designed, implemented and tested IT controls for formal change management policies and documentation.

During the fourth quarter of 2021, the Company validated the implementation of the newly designed controls. Based on the foregoing remediation activities and completion of validation of controls, management determined that the above material weaknesses were remediated as of December 31, 2021.

Changes in Internal Control over Financial Reporting.

Other than the remediation efforts undertaken throughout 2021 and described above in this Item 9A, there has been no change in our internal control over financial reporting during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this Annual Report.

(a) Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

(b) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c) Exhibits

The exhibits listed below are filed as part of this Annual Report, or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

4.1*	Description of Securities.

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

10.15#*	Form of Zevia LLC Second Amendment to Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement.

10.16#

Zevia LLC 2011 Unit Incentive Plan, as amended, and the Form of Unit Option Agreement (incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, filed on June 25, 2021).

10.17#*	Form of Zevia LLC 2011 Unit Incentive Plan, as amended, Second Amendment to Unit Option Agreement.

10.18#*	Form of Zevia LLC 2011 Unit Incentive Plan, as amended, Third Amendment to Unit Option Agreement.

10.19#

Form of Zevia LLC Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1, filed on June 25, 2021).

10.20#

Form of Zevia LLC First Amendment to Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1/A, filed on July 12, 2021).

10.21#	Offer Letter dated June 9, 2021 between Zevia LLC and Amy Taylor (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A, filed on July 12, 2021).

10.22#

Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Harry Margolis (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2021).

10.23#

Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Robert Gay (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2021).

10.24#

Severance Agreement dated as of July 26, 2021 by and between Zevia LLC and Padraic Spence (incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2021).

10.25

Loan and Security Agreement, dated as of February 22, 2022, by and among Zevia LLC, certain of its subsidiaries from time to time joined hereto as borrowers, the financial institutions party thereto from time to time as Lenders and Bank of America, N.A., a national banking association, as agent for the Lenders thereto (incorporated herein by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K, filed on February 24, 2022).

10.26#*	Severance Agreement dated as of March 8, 2022 by and between Zevia PBC and Amy Elizabeth Taylor.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zevia PBC
By:		/s/ Padraic Spence
	Name:	Padraic Spence
	Title:	Chief Executive Officer and Executive Chairman of the Board of Directors
(Principal Executive Officer)
	Date:	March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Padraic Spence	By:		/s/ William D. Beech
	Name:	Padraic Spence		Name:	William D. Beech
	Title:	Chief Executive Officer and Executive Chairman of the Board of Directors		Title:	Chief Financial Officer
		(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 11, 2022		Date:	March 11, 2022

By:		/s/ Hany Mikhail	By:		/s/ Amy E. Taylor
	Name:	Hany Mikhail		Name:	Amy E. Taylor
	Title:	Chief Accounting Officer		Title:	President and Director
(Principal Accounting Officer)
	Date:	March 11, 2022		Date:	March 11, 2022

By:		/s/ Jacqueline J. Hayes	By:		/s/ Brian W. McGuigan
	Name:	Jacqueline J. Hayes		Name:	Brian W. McGuigan
	Title:	Director		Title:	Director
	Date:	March 11, 2022		Date:	March 11, 2022

By:		/s/ Rosemary L. Ripley	By:		/s/ Andrew Ruben
	Name:	Rosemary L. Ripley		Name:	Andrew Ruben
	Title:	Director		Title:	Director
	Date:	March 11, 2022		Date:	March 11, 2022

By:		/s/ Julie G. Ruehl	By:		/s/ Justin Shaw
	Name:	Julie G. Ruehl		Name:	Justin Shaw
	Title:	Director		Title:	Director
	Date:	March 11, 2022		Date:	March 11, 2022

By:		/s/ Quincy B. Troupe	By:		/s/ Philip H. O'Brien
	Name:	Quincy B. Troupe		Name:	Philip H. O'Brien
	Title:	Director		Title:	Director
	Date:	March 11, 2022		Date:	March 11, 2022