Form 10-Q
period 2022-03-31
Zevia PBC
filed 2022-05-12
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022 there were 39,067,111 shares and 28,142,350 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2022 ("Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S Securities and Exchange Commission (the “SEC") on March 11, 2022 for the period ended December 31, 2021 ("Annual Report"), as well as our subsequent filings with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, including, but not limited to, the following:

•
failure to further develop and maintain our brand;
•
change in consumer preferences, perception and spending habits in the beverage industry and on naturally sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our new products;
•
product safety and quality concerns, including those relating to our natural sweetening system, which could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions increasing our operating costs and reducing demand for our product offerings;
•
inability to compete in our intensely competitive categories;
•
our history of losses and potential inability to achieve or maintain profitability;
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
•
extensive governmental regulation and enforcement if we are not in compliance with applicable requirements; and
•
other risks, uncertainties and factors set forth under "Item 1A. Risk Factors." of our Annual Report.

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I - FINANCIAL INFORMATION

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28,818	$43,110
Short-term investments	30,000	30,000
Accounts receivable, net	13,423	9,047
Inventories	32,421	31,501
Prepaid expenses and other current assets	2,464	3,421
Total current assets	107,126	117,079
Property and equipment, net	4,069	3,664
Right-of-use assets under operating leases, net	1,083	211
Intangible assets, net	3,688	3,738
Other non-current assets	514	301
Total assets	$116,480	$124,993
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,278	$13,492
Accrued expenses and other current liabilities	6,249	6,705
Current portion of operating lease liabilities	608	236
Total current liabilities	22,135	20,433
Operating lease liabilities, net of current portion	484	1
Total liabilities	22,619	20,434
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 38,789,425 and 34,463,417 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	39	34
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 28,142,350 and 30,113,152 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	28	30
Additional paid-in capital	179,259	174,404
Accumulated deficit	(56,884)	(45,986)
Total stockholder's equity	122,442	128,482
Noncontrolling interests	(28,581)	(23,923)
Total equity	93,861	104,559
Total liabilities and equity	$116,480	$124,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Net sales	$38,034	$30,694
Cost of goods sold	23,413	16,506
Gross profit	14,621	14,188
Operating expenses:
Selling and marketing	12,795	7,988
General and administrative	10,129	5,676
Equity-based compensation	8,901	37
Depreciation and amortization	351	244
Total operating expenses	32,176	13,945
Income (loss) from operations	(17,555)	243
Other income, net	82	4
Income (loss) before income taxes	(17,473)	247
Provision for income taxes	(12)	—
Income (loss) and comprehensive income (loss)	(17,485)	247
Loss (income) attributable to noncontrolling interest	6,587	(247)
Net loss attributable to Zevia PBC	$(10,898)	$—

Net loss per share attributable to common stockholders
Basic	$(0.30)	N/A
Diluted	$(0.30)	N/A

Weighted average common shares outstanding
Basic	36,883,037	N/A
Diluted	36,883,037	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY (DEFICIT) (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2022	34,463,417	$34	30,113,152	$30	$174,404	$(45,986)	$(23,923)	$104,559
Vesting and release of common stock under equity incentive plans, net	2,298,547	3	—	—	(2,133)	—	—	(2,130)
Exchange of Class B common stock for Class A common stock	1,970,802	2	(1,970,802)	(2)	(1,929)	—	1,929	—
Exercise of stock options	56,659	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	8,901	—	—	8,901
Net loss post reorganization	—	—	—	—	—	(10,898)	(6,587)	(17,485)
Balance at March 31, 2022	38,789,425	$39	28,142,350	$28	$179,259	$(56,884)	$(28,581)	$93,861

Redeemable Convertible Preferred Units and Members' Deficit
(in thousands, except for share amounts)	Units	Amount	Members' Deficit
Balance at January 1, 2021	26,322,803	$232,457	$(196,812)
Exercise of common units prior to reorganization	—	—	10
Equity-based compensation prior to reorganization	—	—	37
Net income prior to reorganization	—	—	247
Balance at March 31, 2021	26,322,803	$232,457	$(196,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities:
Net income (loss)	$(17,485)	$247
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	149	136
Depreciation and amortization	351	231
Amortization of debt issuance cost	—	13
Equity-based compensation	8,901	37
Changes in operating assets and liabilities:
Accounts receivable, net	(4,376)	(2,417)
Inventories	(920)	734
Prepaid expenses and other assets	957	(1,329)
Accounts payable	1,645	1,200
Accrued expenses and other current liabilities	(456)	(1,033)
Operating lease liabilities	(166)	(150)
Net cash used in operating activities	(11,400)	(2,331)
Investing activities:
Purchases of property and equipment	(565)	(254)
Net cash used in investing activities	(565)	(254)
Financing activities:
Proceeds from revolving line of credit (1)	—	29,466
Repayment of revolving line of credit (1)	—	(29,466)
Payment of debt issuance costs	(213)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(2,130)	—
Proceeds from exercise of common units	—	10
Proceeds from exercise of stock options	16	—
Net cash (used in) provided by financing activities	(2,327)	10
Net change from operating, investing, and financing activities	(14,292)	(2,575)
Cash and cash equivalents at beginning of period	43,110	14,936
Cash and cash equivalents at end of period	$28,818	$12,361

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$141	$—
Conversion of Class B common stock to Class A common stock	$1,929	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,021	$—
Unpaid IPO offering costs	$—	$1,020

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$36

(1) Zevia PBC’s revolving line of credit provides for daily drawdowns and repayments of amounts outstanding. As of March 31, 2022, no amounts were outstanding due to the termination of the line of credit in July 2021 and no amounts drawn from the new Secured Revolving Line of Credit. Consistent with the provisions of ASC Topic 230, Statement of Cash Flows, Zevia PBC has presented daily draw-downs and repayments under its revolving line of credit with its lender on a gross basis in the statement of cash flows for the period ended March 31, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Initial Public Offering

On July 21, 2021, the registration statement on Form S-1 of Zevia PBC was declared effective by the SEC related to the initial public offering ("IPO") of its Class A common stock. On July 22, 2021, the Company’s Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA”. The Company completed the IPO of 10,700,000 shares of its Class A common stock at an offering price of $14.00 per share on July 26, 2021. The Company received aggregate net proceeds of approximately $139.7 million after deducting underwriting discounts and commissions of $10.1 million.

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. The Company has consolidated Zevia LLC in its financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheets and statement of operations. As of March 31, 2022, the Company holds an economic interest of 58.0% in Zevia LLC and the remaining 42.0% represents the non-controlling interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by US GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or any other future fiscal year. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures, including certain notes, required by US GAAP that are required on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been or omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2021 and accompanying notes included in the Company's 2021 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the condensed consolidated financial statements for the periods presented have been reflected.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Zevia LLC, that it controls due to ownership of a majority voting interest. All intercompany transactions and balances have been eliminated in consolidation.

The Company owns a majority economic interest in, and operates and controls all of the business and affairs of, Zevia LLC. Accordingly, the Company has prepared these condensed consolidated financial statements in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidation.

In connection with the IPO, the Company completed certain reorganization transactions (the “Reorganization Transactions") described in the Annual Report, which were accounted for consistent with a combination of entities under common control. As a result, the financial reports filed with the SEC by the Company subsequent to the Reorganization Transactions are prepared “as if” Zevia LLC is the accounting predecessor of the Company. The historical operations of Zevia LLC are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this report reflect (i) the historical operating results and financial position of Zevia LLC prior to the Reorganization Transactions; (ii) the condensed consolidated results of operations and financial position of the Company and Zevia LLC following the Reorganization Transactions; and (iii) the Company's equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded.

Reclassifications

Certain amounts from prior periods have been reclassified in the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statement of cash flows to conform to the current period presentation. For the activity in the periods prior to the IPO and Reorganization Transactions, common stock, additional paid-in capital, and accumulated deficit information has been combined and presented as member’s deficit in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in redeemable convertible preferred units and stockholders' equity (deficit).

Consolidated Statement of Operations and Comprehensive Income (Loss):

The following table presents the reclassifications made to the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):

(in thousands)	Three Months Ended March 31, 2021 (as reported)	Reclassification	Three Months Ended March 31, 2021 (adjusted)
General and administrative	$5,713	$(37)	$5,676
Equity-based compensation	—	37	37

Condensed Consolidated Statements of Cash Flows:

The following table presents the reclassifications made to the Condensed Consolidated Statement of Cash Flows:

(in thousands)	Three Months Ended March 31, 2021 (as reported)	Reclassification	Three Months Ended March 31, 2021 (adjusted)
Non-cash lease expense	$—	$136	$136
Changes in operating assets and liabilities:
Right of use asset	136	(136)	—
Accounts payable	1,157	43	1,200
Accrued expenses and other current liabilities	(2,141)	1,108	(1,033)
Operating lease liabilities	18	(168)	(150)
Other current liabilities	1,151	(1,151)	—
Operating lease liabilities, net of current portion	(168)	168	—

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; reserves recorded for inventory obsolescence; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; recoverability of intangible assets, realization of deferred tax assets, and the determination of the fair value of equity instruments, including redeemable convertible preferred and common units, restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

As of March 31, 2022, the Company’s operations have been impacted by the COVID-19 pandemic to a significant extent with respect to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the three months ended March 31, 2022, the Company experienced supply chain disruptions and a significant inflationary impact, which have created headwinds the Company expects to continue into 2022. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations, particularly if the COVID-19 pandemic continues and persists for an extended period of time.

Recent accounting pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act ("JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements – Recently Adopted

In April 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-04, which included Topic 260, Earnings Per Share and Topic 718, Compensation - Stock Compensation. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2021-04 as of January 1, 2022. The adoption of ASU 2021-04 did not have a significant impact on the Company's financial statements as the Company does not have freestanding equity-classified written call options.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. This ASU improves areas of US GAAP and reduces cost and complexity while maintaining usefulness. The main provisions remove certain exceptions, including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This ASU is effective for private companies for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption of ASU 2019-12 did not have a significant impact on the Company’s financial statements.

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

3. REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s sales by channel:

	Three Months Ended March 31,
(in thousands)	2022	2021
Retail sales	$34,164	$25,867
Online/e-commerce	3,870	4,827
Net sales	$38,034	$30,694

The following table disaggregates the Company’s sales by geographic location:

	Three Months Ended March 31,
(in thousands)	2022	2021
United States	$34,189	$27,723
Canada	3,845	2,971
Net sales	$38,034	$30,694

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of March 31, 2022 and December 31, 2021, respectively.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$11,246	$10,193
Finished goods	21,175	21,308
Inventories	$32,421	$31,501

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	March 31, 2022	December 31, 2021
Land	$336	$336
Leasehold improvements	463	463
Computer equipment and software	2,796	2,254
Furniture and equipment	524	521
Vehicles	156	38
Quality control and marketing equipment	703	532
Buildings and improvements	1,474	1,443
Assets not yet placed in service	280	456
	6,732	6,043
Less accumulated depreciation	(2,663)	(2,379)
Property and equipment, net	$4,069	$3,664

For the three months ended March 31, 2022 and 2021, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.3 million and $0.2 million, respectively. These amounts are included under depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

(in thousands)	March 31, 2022	December 31, 2021
Customer relationships	$3,007	$3,007
Accumulated amortization	(2,319)	(2,269)
	688	738
Trademarks	3,000	3,000
Intangible assets, net	$3,688	$3,738

For the three months ended March 31, 2022 and 2021, total amortization expense amounted to $0.1 million and $0.1 million, respectively. No impairment losses have been recorded on any of the Company’s intangible assets for the three months ended March 31, 2022 and 2021.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2022	$150
2023	200
2024	200
2025	138
Expected amortization expense for intangible assets with definite lives	$688

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the "Borrower") obtained a revolving credit facility (the “Secured Revolving Line of Credit") by entering into a Loan and Security Agreement with Bank of America, N.A. (the "Loan and Security Agreement"). The Borrower may draw loans under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures in five years on February 22, 2027. There have been no amounts drawn from the Secured Revolving Line of Credit.

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

8. LEASES

The Company leases office space and vehicles. The leases have remaining lease terms of four to 21 months. On March 25, 2022, the Company entered into an amendment to the lease for our corporate offices to extend the term through December 31, 2023, and expand the total square footage from 17,923 square feet to 20,185 square feet commencing on May 1, 2022. The Company’s recognized lease costs include:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income Statement
Operating lease cost(1)	$151	$151
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (months)	19.8	13.4
Weighted-average discount rate	7.56%	7.56%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under various non-cancellable lease agreements providing for office space and vehicles that expire at various dates through 2023. Maturities of lease payments under non-cancellable leases were as follows:

(in thousands)	March 31, 2022
2022	$501
2023	661
Total lease payments	1,162
Less Imputed Interest	(70)
Present value of lease liabilities	$1,092

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of March 31, 2022 the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. The Company has not identified any material legal matters where it believes an unfavorable material outcome is reasonably possible and/or for which an estimate of possible losses can be made. Management does not believe that the resolution of these matters would have a material impact on the condensed consolidated financial statements.

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	March 31, 2022	December 31, 2021
Accrued employee compensation benefits	$2,114	$3,032
Accrued other	4,135	3,673
Total	$6,249	$6,705

11. EQUITY-BASED COMPENSATION

In connection with the IPO, the Company assumed all outstanding equity awards of Zevia LLC on a one-to-two basis and assumed all equity incentive plans and related award agreements from Zevia LLC.

In July 2021, prior to the IPO, the Company adopted the Zevia PBC 2021 Equity Incentive Plan (the “2021 Plan") under which the Company may grant options, stock appreciation rights, restricted stock units (RSUs), restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.

The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year beginning in 2022 and ending with a final increase in 2031 in an amount equal to the lesser of: (i) 5% of the total number of shares of Class A Common Stock outstanding on the preceding December 31, and (ii) a smaller number of shares determined by the Company's Board of Directors.

In October and November 2021, the Company amended outstanding RSU awards and outstanding stock options held by certain senior management employees, in each case, to provide for accelerated vesting upon the holder’s retirement on or after January 17, 2022. For this purpose, “retirement” generally includes a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides a one-year advance notice of such retirement, unless otherwise waived by the Company's Board of Directors.

As of March 31, 2022, the 2021 Plan provides for future grants and/or issuances of up to approximately 4.2 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a ten-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period.

The fair value of stock option awards granted was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Three Months Ended March 31,
2022
Stock price	$4.12
Exercise Price	$4.12
Expected term (years)(1)	6.25
Expected volatility (2)	64.8%
Risk-Free interest rate (3)	2.2%
Dividend yield (4)	0.0%

(1) Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2) Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3) The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4) We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

A summary of stock option activity for the three months ended March 31, 2022:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2022	1,409,693	$2.30
Granted	539,156	$4.12
Exercised	(57,037)	$0.28
Forfeited and expired	(3,128)	$8.40
Balance as of March 31, 2022	1,888,684	$2.87	7.7	$4,940
Exercisable at the end of the period	922,505	$0.72	6.1	$3,782
Vested and expected to vest	1,888,684	$2.87	7.7	$4,940

The total intrinsic values of options exercised during the three months ended March 31, 2022 was $0.3 million.

As of March 31, 2022, total unrecognized compensation expense related to unvested stock options was $2.4 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Phantom Units and Restricted Stock Units

In July 2021, the Company’s Board of Directors approved an amendment to 2,422,644 restricted phantom units (the "Restricted Phantom Units") previously granted by Zevia LLC (the “Phantom Unit Amendment"). The Phantom Unit Amendment changed the settlement feature of all outstanding Restricted Phantom Units so that following vesting, each award Restricted Phantom Units would be settled in shares of Class A common stock having a fair market value equal to (i) the number of Restricted Phantom Units subject to such award, multiplied by (ii) the difference between the fair market value of a share of Class A common stock and the grant date price per Restricted Phantom Unit. All other terms related to the Restricted Phantom Units remained unchanged. As a result of the Phantom Unit Amendment, the estimated fair value of the modified awards were $33.9 million and were recognized as expense over the vesting period subsequent to the performance condition being met.

In March 2021, the Company's Board of Directors also approved an amendment to the RSUs granted in August 2020 ("the RSU Amendment"). The RSU Amendment changes the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards were $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met.

RSU activity during the three months ended March 31, 2022 was as follows:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2022	7,981,444	$5.33
Granted	505,685	$4.12
Vested	(4,675,894)	$6.10
Balance unvested at March 31, 2022	3,811,235	$4.23	17,417
Expected to vest at March 31, 2022	3,811,235	$4.23	17,417

As of March 31, 2022, total unrecognized compensation expense related to unvested RSUs was $25.4 million, which is expected to be recognized over a weighted-average period of 2.90 years.

12. REDEEMABLE CONVERTIBLE PREFERRED UNITS

In November 2020, the Company entered into a securities purchase agreement with a certain accredited investor, pursuant to which it sold and issued approximately 11.9 million units of its newly created Series E redeemable convertible preferred unit ("the Series E Financing") at a purchase price of $16.87 per unit ("the Series E Unit Price"). The aggregate gross proceeds from the Series E Financing were approximately $200.0 million. The Company incurred issuance costs of approximately $9.6 million during the year ended December 31, 2020 in connection with the Series E Financing and Tender Offer (as defined below), which were recorded as a reduction of the Series E redeemable convertible preferred unit balance.

In connection with the closing of the Series E Financing in December 2020, the Company used approximately $175.0 million of the proceeds from the Series E Financing to repurchase outstanding common units, vested common unit options and redeemable convertible preferred units from certain existing unit holders. The repurchase occurred through a tender offer made by the Company following the closing of the Series E Financing (the "Tender Offer"). The Tender Offer was made to certain existing equity holders of the Company to repurchase common and redeemable convertible preferred units and vested option units from such equity holders at a gross repurchase price equal to the Series E Unit Price.

The repurchased redeemable convertible preferred and common units were retired and considered authorized, but not issued or outstanding pursuant to the Company’s Eleventh Amended and Restated Limited Liability Company Agreement.

In connection with the IPO and the reorganization transaction, all outstanding preferred units were reclassified into a single class of common units and each common unit outstanding after giving effect thereto was reclassified as two Class B units on a one-to-two basis.

13. SEGMENT REPORTING

The Company has one operating and reporting segment which operates as a product portfolio with a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker ("CODM"); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are accessed. The Company’s CODM is the Chief Executive Officer. The results of the operations are provided to and analyzed by the CODM at the Company's level and accordingly, key resource decisions and assessment of performance are performed at the Company's level. The Company has a common management team across all product lines and does not manage these products as individual businesses and as a result, cash flows are not distinct.

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers which accounted for more than 10% of total net sales for the periods:

	Three Months Ended March 31,
	2022	2021
Customer A	19%	16%
Customer B	10%	17%
Customer C	*	14%
Customer D	*	11%

The table below represents the Company’s customers which accounted for more than 10% of total accounts receivable, net as of:

	March 31, 2022	December 31, 2021
Customer A	14%	*
Customer B	13%	13%
Customer D	16%	15%
Customer E	*	11%
Customer F	*	12%

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the periods:

	Three Months Ended March 31,
	2022	2021
Vendor A	27%	33%
Vendor B	20%	22%
Vendor C	13%	14%
Vendor D	13%	*

* Less than 10% of total net sales, accounts receivable, net or raw material purchases.

15. LOSS PER SHARE

Basic earnings per share of Class A common stock is computed by dividing net loss attributable to the Company for the period by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to July 22, 2021, therefore, no earnings per share information has been presented for any period prior to that date.

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to Zevia PBC and are therefore, not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of the Company’s Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related Zevia LLC Class B Common Units, are exchangeable into shares of Class A common stock on a one-for-one basis.

Prior to the IPO, the Zevia LLC membership structure included various classes of Preferred Units and Common units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Three Months Ended March 31,
2022
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(17,485)
Less: net loss attributable to non-controlling interests	6,587
Net loss to Zevia PBC	$(10,898)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	36,883,037
Weighted-average shares of Class A common stock outstanding – diluted	36,883,037
Loss per share of Class A common stock – basic	$(0.30)
Loss per share of Class A common stock – diluted	$(0.30)

Zevia LLC Class B Common Units, stock options and restricted stock units were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted net loss per share available to common stockholders:

Three Months Ended March 31,
2022
Zevia LLC Class B Common Units exchangeable to shares of Class A common Stock	31,786,177
Stock Options	1,452,980
Restricted stock units	4,603,828
Restricted stock units vested but unsettled	1,488,713

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes, following the Reorganization Transactions effected in connection with our IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including us. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 58.0% for the three month periods ended March 31, 2022.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effect of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 42.0%, due to the full valuation allowance against its deferred tax assets.

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

In connection with the IPO, the Company entered into the TRA with continuing members of Zevia LLC and the shareholders of blocker companies of certain pre-IPO institutional investors (the "Direct Zevia Stockholders"). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the blocker companies in the course of mergers related to the IPO (including net operating losses and the blocker companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC's acquisition of continuing members' Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia, LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes an assumption related to the fair market value of assets. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of the Secured Overnight Financing Rate plus 300 basis points from the due date (without extensions) of such tax return.

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

As of March 31, 2022, management believes based on applicable accounting standards and the weight of all available evidence, it is not more likely than not that the Company will generate sufficient taxable income to realize the Company's deferred tax assets ("DTAs") including the difference in the Company's tax basis in excess of the financial reporting value for the Company's investment in Zevia LLC. Consequently, management has established a full valuation allowance against the Company's deferred tax assets as of March 31, 2022 and determined that it was more likely than not that its deferred tax assets subject to the Tax Receivable Agreement ("TRA") would not be realized as of March 31, 2022. The Company has not recognized a liability related to the tax savings it may realize from utilization of such DTAs. As of March 31, 2022, the total unrecorded TRA liability is approximately $49.3 million. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive income (loss).

17. SUBSEQUENT EVENTS

On April 2, 2022, the Chief Operating Officer informed the Company of his intention to retire effective June 24, 2022. In accordance with the 2021 amendment to the 2021 Incentive Plan, vesting of outstanding RSU awards and outstanding stock options will accelerate upon retirement and the Company will recognize $3.8 million of equity-based compensation in the second quarter of 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other sections of this Quarterly Report and our consolidated financial statements and notes thereto included in our Annual Report. The financial data discussed below reflects the historical results of operations and financial position of the Company. References in this Quarterly Report to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Consumers can purchase our products in both brick-and-mortar and e-commerce channels. Zevia was initially distributed in the U.S. natural products retail channel, where we still maintain the leading position. Fueled by a loyal and growing consumer base, we expanded our presence online and into conventional food, drug, warehouse club and mass retailers. In the first quarter of 2022, Zevia was the highest selling carbonated soft drink brand on Amazon according to Stackline, which we believe is representative of an online product discovery and education-oriented purchasing process that is gaining traction among shoppers.

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

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of Zevia PBC for financial reporting purposes. Zevia PBC is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, Zevia PBC operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. Zevia PBC has consolidated Zevia LLC in its financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheet and statement of operations. As of March 31, 2022, Zevia PBC holds an economic interest of 58.0% in Zevia LLC and the remaining 42.0% represents the non-controlling interest.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of the Reorganization Transaction

The Company is a corporation for U.S. federal and state income tax purposes. Our accounting predecessor, Zevia LLC, was and is treated as a flow-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. Zevia PBC is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's economic ownership interest in Zevia LLC, which was 58.0% as of March 31, 2022. Accordingly, the historical results of operations and other financial information set forth in this Quarterly Report do not include a provision for U.S. federal income taxes.

Following the completion of the Reorganization Transactions, the Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's 58.0% economic interest in Zevia LLC.

Zevia LLC is the predecessor of the Company for financial reporting purposes. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical condensed consolidated financial statements of Zevia LLC, the accounting predecessor.

In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreements described in Note 16 - Income Taxes and Tax Receivable Agreement in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Initial Public Offering

In July 2021, the Company completed its IPO which significantly impacted our cash, debt, and equity balances. Concurrent with the IPO, the Company also terminated its previous credit facility which reduced our outstanding debt to zero, and our interest expense was significantly reduced in the second half of 2021 and in 2022 relative to historical results.

Equity-Based Compensation

In March 2021, Zevia LLC modified certain outstanding RSU awards originally granted in August 2020 to provide for vesting as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control, or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. In July 2021, Zevia modified all outstanding restricted phantom unit awards to permit settlement into shares, eliminating the existing cash-settlement provision. These modifications resulted in the revaluation of the awards in accordance with US GAAP. No equity-based compensation had been recognized for all of the RSU and phantom awards as the qualifying vesting event (i.e., the IPO) was not probable. Upon completion of the IPO through March 31, 2022, the Company recognized $86.2 million of compensation expense attributable to these RSUs and restricted phantom unit awards, as well as other outstanding RSUs. The remaining unamortized fair value of the RSUs awards will be recognized as equity-based compensation over the remaining service period of the awards, which vest over a 36-month period following the termination of the lockup period. Refer to Note 11 - Equity-based Compensation in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for unamortized equity-based compensation costs related to each type of equity-based incentive award.

Other Factors Affecting Our Performance

COVID-19 UPDATE

The ongoing COVID-19 pandemic and its resulting impacts on the global economy, including supply chain challenges and labor shortages, have led to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the three months ended March 31, 2022, we have experienced supply chain disruptions and a significant inflationary impact compared to the prior year. These challenges intensified due to the surge in cases resulting from the Omicron variant of COVID-19. These impacts have created headwinds for our products that we expect to continue in 2022. These inflationary pressures could impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three months ended March 31, 2022 and 2021, respectively.

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

We have experienced substantial growth in net sales in the past three years. The following factors and trends in our business have driven net sales growth over this period and are expected to continue to be key drivers of our net sales growth for the foreseeable future:

•
leveraging our platform and mission to grow brand awareness, increase velocity and expand our consumer base;
•
continuing to grow our strong relationships across our retailer network and expand distribution amongst new and existing channels, both in-store and online; and
•
continuous innovation efforts, enhancement of existing products, and introduction of additional flavors within existing categories, as well as entering into new categories.

We also expect expansion of distribution into new channels to be a key driver of our future sales growth. We expect that our sales directly to retailers will increase as a percentage of our net sales over time.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long- term sales commitments with our customers.

Cost of Goods Sold

Cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, packaging, in-bound freight and logistics and third-party production fees. Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Our cost of goods sold is generally higher for products sold through our e-commerce and warehouse club channels than through our retail store channel due to additional packaging requirements. Our results of operations depend on our ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long- term contracts with certain suppliers of stevia and aluminum cans. We expect over the long term that, as the scale of our business increases, we will purchase a greater percentage of our aluminum cans directly rather than through third-party manufacturers. We have long- term contracts with certain manufacturers governing pricing and other terms and minimum commitments on our part, but these contracts generally do not guarantee any minimum production volumes on the part of the manufacturers.

We expect our cost of goods sold to increase in absolute dollars as our volume increases.

We elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive income (loss). As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

Gross Profit

Gross profit consists of our net sales less costs of goods sold. Our gross profit and gross margin are affected by the mix of distribution channels of our net sales in each period, as well as the level of discounts and promotions offered during the period. Gross profit may be favorably impacted by leveraging our asset-light business model and through increased distribution direct to retailers, the increased scale of our business and our continued focus on cost improvements, particularly in our supply chain. Despite the recent decline in margin as a result of inflationary factors, we anticipate gross margin to improve in future quarters benefitting from recent and future pricing actions.

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

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes-Merton option pricing model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. We expect our equity-based compensation expense to decrease after the end of expiration of the lockup period in January 2022, which coincides with the end of the vesting period for the majority of the awards.

Depreciation and Amortization

Depreciation is primarily related to building, software applications, computer equipment and leasehold improvements. Intangible assets subject to amortization consist of customer relationships. Non-amortizable intangible assets consist of trademarks, which represents the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacturing, marketing, and distribution of its beverages. We also own several other trademarks in both the U.S. and in foreign countries. Depreciation and amortization expense is expected to increase in-line with ongoing capital expenditures as our business grows.

Other income, net

Other income, net consists primarily of interest (income) expense, and foreign currency (gains) losses.

Results of Operations

The following table sets forth selected items in our condensed consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended March 31,
	2022	2021
(in thousands, except per share amounts)
Net sales	$38,034	$30,694
Cost of goods sold	23,413	16,506
Gross profit	14,621	14,188
Operating expenses:
Selling and marketing	12,795	7,988
General and administrative	10,129	5,676
Equity-based compensation	8,901	37
Depreciation and amortization	351	244
Total operating expenses	32,176	13,945
Income (loss) from operations	(17,555)	243
Other income, net	82	4
Income (loss) before income taxes	(17,473)	247
Provision for income taxes	(12)	—
Income (loss) and comprehensive income (loss)	(17,485)	247
Loss (income) attributable to noncontrolling interest	6,587	(247)
Net loss attributable to Zevia PBC	$(10,898)	$—

Net loss per share attributable to common stockholders
Basic	$(0.30)	N/A
Diluted	$(0.30)	N/A

The following table presents selected items in our condensed consolidated statements of operations and comprehensive income (loss) as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended March 31,
	2022	2021
Net sales	100%	100%
Cost of goods sold	62%	54%
Gross profit	38%	46%
Operating expenses:
Selling and marketing	34%	26%
General and administrative	27%	18%
Equity-based compensation	23%	0%
Depreciation and amortization	1%	1%
Total operating expenses	85%	45%
Income (loss) from operations	(46)%	1%
Other income, net	0%	0%
Income (loss) before income taxes	(46)%	1%
Provision for income taxes	(0)%	—
Income (loss) and comprehensive income (loss)	(46)%	1%
Loss (income) attributable to noncontrolling interest	17%	(0)
Net loss attributable to Zevia PBC	(29)%	—

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net sales

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Net sales	$38,034	$30,694	$7,340	24%

Net sales were $38.0 million for the three months ended March 31, 2022 as compared to $30.7 million for the three months ended March 31, 2021. Net sales increased due to an approximately 21% increase in the number of equivalized cases sold driven by increased distribution and consumer demand, and optimizing promotional investments. This occurred despite ordering disruptions that temporarily impacted our e-commerce sales. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Cost of goods sold	$23,413	$16,506	$6,907	42%

Cost of goods sold was $23.4 million for the three months ended March 31, 2022 as compared to $16.5 million for the three months ended March 31, 2021. The increase of $6.9 million or 42% was primarily due to an increase in equivalized cases shipped of 21%, higher cost of goods sold as a result of broad-based inflation of 12%, and product mix.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Gross profit	$14,621	$14,188	$433	3%
Gross margin	38%	46%

Gross profit was $14.6 million for the three months ended March 31, 2022 as compared to $14.2 million for the three months ended March 31, 2021. The increase in gross profit of $0.4 million, or 3% was primarily driven by higher net sales, offset by higher cost of goods sold.

Gross margin in the three months ended March 31, 2022 declined to 38% from 46% in the prior-year period. The decline was primarily due to higher cost of goods sold as a result of broad-based inflation and product mix.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Selling and marketing expenses	$12,795	$7,988	$4,807	60%

Selling and marketing expenses were $12.8 million for the three months ended March 31, 2022 as compared to $8.0 million for the three months ended March 31, 2021. The increase of $4.8 million or 60%, was primarily due to higher freight and warehousing costs of $3.8 million largely due to increases in equivalized cases produced and sold, inflation and higher freight costs amidst a challenging transportation market in the US and Canada and $0.9 million of increased marketing spend for continued investment in increasing velocity and growing the Zevia® brand.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Amount	Percentage
General and administrative expenses	$10,129	$5,676	$4,453	78%

General and administrative expenses were $10.1 million for the three months ended March 31, 2022 and $5.7 million for the three months ended March 31, 2021. The increase of $4.5 million, or 78%, was primarily driven by $2.5 million increase in employee headcount costs to support our growth including employee salary, and a $1.6 million increase in costs related to being a public company, including insurance, accounting, and legal and other professional fees.

Equity-Based Compensation Expenses

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Equity-based compensation	$8,901	$37	$8,864	N/M

Equity-based compensation expense was $8.9 million for the three months ended March 31, 2022, of which $3.1 million related to restricted stock unit awards and phantom stock awards that vested as of the expiration of the IPO lock-up period in January 2022.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters of the year, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

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

As of March 31, 2022, we had $28.8 million in cash and cash equivalents, and $30.0 million of short-term investments. We believe that our cash and cash equivalents and short-term investments as of March 31, 2022, together with our operating activities and available borrowings under the Secured Revolving Line of Credit will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. We expect operating and capital expenditures to increase in the future as we expand business activities and increase headcount to promote growth. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs as the COVID-19 pandemic, inflationary pressures, and the outbreak of war between Russia and Ukraine continue to evolve and impact the global and national economies and our operations. In addition, the war between Russia and Ukraine has resulted in a significant disruption of global financial markets. If the disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

Upon consummation of the IPO, the Company became a holding company with no operations of its own. Accordingly, the Company will be dependent on distributions from Zevia LLC to pay its taxes, its obligations under the TRA and other expenses. Any future credit facilities may impose limitations on the ability of Zevia LLC to pay dividends to the Company.

In connection with the IPO and the Reorganization, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $58.0 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $49.3 million through 2037.

The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us will be calculated using prevailing tax rates applicable to us over the life of the TRA and will be dependent on us generating sufficient future taxable income to realize the benefit.

We cannot reasonably estimate future annual payments under the TRA given the difficulty in determining those estimates as they are dependent on a number of factors, including the extent of exchanges by continuing Zevia LLC unitholders, the associated fair value of the underlying Zevia LLC units at the time of those exchanges, the tax rates applicable, our future income, and the associated tax benefits that might be realized that would trigger a TRA payment requirement.

However, a significant portion of any potential future payments under the TRA is anticipated to be payable over 15 years, consistent with the period over which the associated tax deductions would be realized by us, assuming Zevia LLC generates sufficient income to utilize the deductions. If sufficient income is not generated by Zevia LLC, the associated taxable income of Zevia will be impacted and the associated tax benefits to be realized will be limited, thereby similarly reducing the associated TRA payments to be made. Given the length of time over which payments would be payable, the impact to liquidity in any single year is greatly reduced.

Although the timing and extent of future payments could vary significantly under the TRA for the factors discussed above, we anticipate funding payments from the TRA from cash flows generated from operations.

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit") by entering into a Loan and Security Agreement with Bank of America, N.A. Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Line of Credit matures in five years on February 22, 2027. There have been no amounts drawn from the Secured Revolving Line of Credit.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

We are required under the Secured Revolving Line of Credit to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(11,400)	$(2,331)
Investing activities	$(565)	$(254)
Financing activities	$(2,327)	$10

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $11.4 million for the three months ended March 31, 2022 was primarily driven by a net loss of $17.5 million and by a net decrease in cash related to changes in operating assets and liabilities of $3.3 million partially offset by non-cash expenses of $9.4 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities were primarily due to an increase in accounts receivable of $4.4 million due to increases in net sales, and increase in inventories of $0.9 million in anticipation of future sales, offset by a $1.0 million decrease in prepaid expenses and other assets, primarily due to amortization of prepaid insurance policies and a $1.2 million increase in accounts payable and accrued expenses and other current liabilities due to our overall growth.

Net cash used in operating activities of $2.3 million for the three months ended March 31, 2021 was primarily driven by net income of $0.2 million and by a net decrease in cash related to changes in operating assets and liabilities of $3.0 million partially offset by non-cash expenses of $0.4 million primarily related to depreciation and amortization. Changes in cash flows related to operating assets and liabilities primarily consisted of a $2.4 million increase in accounts receivable due to increase in net sales and a $1.3 million increase in prepaid expenses and other assets, primarily due to costs incurred in connection with the preparation of the IPO, offset by a $0.7 due to higher shipments and a $0.2 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.6 million for the three months ended March 31, 2022 was due to purchases of property and equipment of $0.6 million for marketing fixtures, software applications and computer equipment used in ongoing operations.

Net cash used in investing activities of $0.3 million for the three months ended March 31, 2021 was due to purchases of software applications and computer equipment used in ongoing operations.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $2.3 million for the three months ended March 31, 2022 was primarily due to minimum tax withholdings paid on behalf of employees for net share settlements of $2.1 million and payment of debt issuance costs of $0.2 million in connection with the Secured Revolving Line of Credit.

Net cash provided by financing activities in the three months ended March 31, 2021 was primarily driven by proceeds from $29.5 million of borrowings on the revolving line of credit offset by $29.5 million of repayments on the revolving line of credit.

Non-GAAP Financial Measures

We report our financial results in accordance with US GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: (1) other income (expense), net, which includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets (2) provision (benefit) for income taxes (3) depreciation and amortization and (4) equity-based compensation. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the TRA liability and other infrequent and unusual transactions.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with US GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating expenses, including interest (income) expense, foreign currency (gains)/losses and (gains)/losses on disposal of fixed assets. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as comparative measures. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income (loss) or income and other results stated in accordance with US GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with US GAAP, to adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income (loss) and comprehensive income (loss)	$(17,485)	$247
Other income, net*	(82)	(4)
Provision for income taxes	12	—
Depreciation and amortization	351	244
Equity-based compensation	8,901	37
Adjusted EBITDA	$(8,303)	$524

* Includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets.

Commitments

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space, and vehicles. For a further discussion on our debt and operating lease commitments as of March 31, 2022, see the sections above as well as Note 7, Debt, and Note 8, Leases, included in the Condensed Consolidated Financial Statements of this Quarterly Report.

On March 25, 2022, the Company entered into an amendment to the lease for our corporate offices to extend the term through December 31, 2023 and expand the total square footage from 17,923 square feet to 20,185 square feet commencing on May 1, 2022.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of March 31, 2022.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with US GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes to our critical accounting policies from those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, included in the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of recently issued accounting pronouncements not yet adopted.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if any of the following events occur; (i) we have more than $1.07 billion in annual revenue, (ii) we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three- year period.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, and inflation as follows:

Raw Material Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. We have a two-year agreement effective June 1, 2021, with a large multi-national ingredient company for the supply of stevia on similar terms as our prior agreement with the same ingredient company, including fixed pricing for the duration of the term. The prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

The price for aluminum cans also fluctuates depending on market conditions. There is currently an ongoing North American shortage of aluminum cans. We have contracts with certain suppliers of aluminum cans, but such contracts do not cover all of our expected future needs for aluminum cans. We might not be able to source enough aluminum cans in the future to meet our consumers’ demand. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the three months ended March 31, 2022, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum would have resulted in an increase of approximately $0.4 million or a decrease of $0.4 million, respectively, to cost of goods sold.

We are working to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in United States dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the United States or increase net sales outside of the United States that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three months ended March 31, 2022 and 2021.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and determined that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Management determined that as of March 31, 2022, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our 2021 Annual Report. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1#

Letter Agreement dated March 11, 2022, between the Company and Denise D. Beckles (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.2#

Severance Agreement dated May 1, 2022, between the Company and Denise D. Beckles (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.3#

Letter Agreement dated March 18, 2022, between the Company and Quincy Troupe (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.4#

Severance Agreement dated June 13, 2022, between the Company and Quincy Troupe (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zevia PBC
By:		/s/ Padraic Spence
	Name:	Padraic Spence
	Title:	Chief Executive Officer and Executive Chairman of the Board of Directors
(Principal Executive Officer)
	Date:	May 12, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Padraic Spence
	Name:	Padraic Spence
	Title:	Chief Executive Officer and Executive Chairman of the Board of Directors
(Principal Executive Officer)
	Date:	May 12, 2022

By:		/s/ Denise D. Beckles
	Name:	Denise D. Beckles
	Title:	Chief Financial Officer
(Principal Financial Officer)
	Date:	May 12, 2022

By:		/s/ Hany Mikhail
	Name:	Hany Mikhail
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
	Date:	May 12, 2022