Form 10-Q
period 2022-06-30
Zevia PBC
filed 2022-08-11
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 44,071,479 shares and 24,562,062 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2022 ("Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC") on March 11, 2022 for the period ended December 31, 2021 ("Annual Report"), as well as our subsequent filings with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, including, but not limited to, the following:

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
•
the impact of adverse global macroeconomic conditions, including rising interest rates, recession fears and inflationary pressures, and geopolitical events or conflicts;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF ZEVIA PBC

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$49,648	$43,110
Short-term investments	—	30,000
Accounts receivable, net	17,115	9,047
Inventories	33,924	31,501
Prepaid expenses and other current assets	2,079	3,421
Total current assets	102,766	117,079
Property and equipment, net	4,710	3,664
Right-of-use assets under operating leases, net	1,049	211
Intangible assets, net	3,638	3,738
Other non-current assets	575	301
Total assets	$112,738	$124,993
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,539	$13,492
Accrued expenses and other current liabilities	7,947	6,705
Current portion of operating lease liabilities	685	236
Total current liabilities	25,171	20,433
Operating lease liabilities, net of current portion	368	1
Total liabilities	25,539	20,434
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 43,406,758 and 34,463,417 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	43	34
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 24,562,062 and 30,113,152 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	25	30
Additional paid-in capital	183,239	174,404
Accumulated deficit	(67,974)	(45,986)
Total Zevia PBC stockholder's equity	115,333	128,482
Noncontrolling interests	(28,134)	(23,923)
Total equity	87,199	104,559
Total liabilities and equity	$112,738	$124,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net sales	$45,542	$34,352	$83,576	$65,046
Cost of goods sold	28,168	18,112	51,581	34,618
Gross profit	17,374	16,240	31,995	30,428
Operating expenses:
Selling and marketing	13,928	10,703	26,723	18,691
General and administrative	9,818	5,978	19,947	11,654
Equity-based compensation	8,043	36	16,944	73
Depreciation and amortization	328	230	679	474
Total operating expenses	32,117	16,947	64,293	30,892
Loss from operations	(14,743)	(707)	(32,298)	(464)
Other (expense) income, net	(44)	(42)	38	(38)
Loss before income taxes	(14,787)	(749)	(32,260)	(502)
Provision for income taxes	(9)	—	(21)	—
Net loss and comprehensive loss	(14,796)	(749)	(32,281)	(502)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	—	749	—	502
Loss attributable to noncontrolling interest	3,706	—	10,293	—
Net loss attributable to Zevia PBC	$(11,090)	$—	$(21,988)	$—

Net loss per share attributable to common stockholders
Basic	$(0.28)	N/A	$(0.57)	N/A
Diluted	$(0.28)	N/A	$(0.57)	N/A

Weighted average common shares outstanding
Basic	40,167,570	N/A	38,523,985	N/A
Diluted	40,167,570	N/A	38,523,985	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY (DEFICIT) (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2022	34,463,417	$34	30,113,152	$30	$174,404	$(45,986)	$(23,923)	$104,559
Vesting and release of common stock under equity incentive plans, net	2,298,547	3	—	—	(2,133)	—	—	(2,130)
Exchange of Class B common stock for Class A common stock	1,970,802	2	(1,970,802)	(2)	(1,929)	—	1,929	—
Exercise of stock options	56,659	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	8,901	—	—	8,901
Net loss post-Reorganization Transactions	—	—	—	—	—	(10,898)	(6,587)	(17,485)
Balance at March 31, 2022	38,789,425	$39	28,142,350	$28	$179,259	$(56,884)	$(28,581)	$93,861
Vesting and release of common stock under equity incentive plans, net	917,664	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,580,288	3	(3,580,288)	(3)	(4,153)	—	4,153	—
Exercise of stock options	119,381	—	—	—	91	—	—	91
Equity-based compensation	—	—	—	—	8,043	—	—	8,043
Net loss post-Reorganization Transactions	—	—	—	—	—	(11,090)	(3,706)	(14,796)
Balance at June 30, 2022	43,406,758	$43	24,562,062	$25	$183,239	$(67,974)	$(28,134)	$87,199

Redeemable Convertible Preferred Units and Members' Deficit
(in thousands, except for share amounts)	Units	Amount	Members' Deficit
Balance at January 1, 2021	26,322,803	$232,457	$(196,812)
Exercise of common units prior to the Reorganization Transactions	—	—	10
Equity-based compensation prior to the Reorganization Transactions	—	—	37
Net income prior to the Reorganization Transactions	—	—	247
Balance at March 31, 2021	26,322,803	232,457	(196,518)
Equity-based compensation prior to the Reorganization Transactions	—	—	36
Net loss prior to the Reorganization Transactions	—	—	(749)
Distributions to unitholders for tax payments	—	—	(2,669)
Balance at June 30, 2021	26,322,803	$232,457	$(199,900)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities:
Net loss	$(32,281)	$(502)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	312	275
Depreciation and amortization	679	474
Loss on sale of equipment	3	8
Amortization of debt issuance cost	25	17
Equity-based compensation	16,944	73
Changes in operating assets and liabilities:
Accounts receivable, net	(8,068)	(2,473)
Inventories	(2,423)	(1,744)
Prepaid expenses and other assets	1,371	350
Accounts payable	2,976	3,693
Accrued expenses and other current liabilities	1,242	95
Operating lease liabilities	(334)	(303)
Net cash used in operating activities	(19,554)	(37)
Investing activities:
Proceeds from maturities of securities	30,000	—
Purchases of property and equipment	(1,557)	(2,031)
Net cash provided by (used in) investing activities	28,443	(2,031)
Financing activities:
Proceeds from revolving line of credit (1)	—	64,308
Repayment of revolving line of credit (1)	—	(64,308)
Payment of debt issuance costs	(328)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(2,130)	—
Proceeds from exercise of common units	—	10
Proceeds from exercise of stock options	107	—
Payment of deferred IPO costs	—	(3,829)
Distribution to unitholders for tax payments	—	(2,669)
Net cash used in financing activities	(2,351)	(6,488)
Net change from operating, investing, and financing activities	6,538	(8,556)
Cash and cash equivalents at beginning of period	43,110	14,936
Cash and cash equivalents at end of period	$49,648	$6,380

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$196	$—
Conversion of Class B common stock to Class A common stock	$6,082	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,150	$—
Unpaid IPO offering costs	$—	$1,038

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$72

(1) Zevia PBC’s revolving line of credit provides for daily drawdowns and repayments of amounts outstanding. As of June 30, 2022, no amounts were drawn under the new Secured Revolving Line of Credit.(as defined in the Notes to Condensed Consolidated Financial Statements (Unaudited), Note 7 “Debt,” and no amounts were outstanding as a result of the termination of the Stonegate line of credit in July 2021. Consistent with the provisions of ASC Topic 230, Statement of Cash Flows, Zevia PBC has presented daily draw-downs and repayments under its revolving line of credit with its lender on a gross basis in the statement of cash flows for the period ended June 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the "Company") develops, markets, sells, and distributes a wide variety of zero calorie, zero sugar, non-GMO Project verified, gluten-free, Kosher, vegan, zero sodium carbonated and non-carbonated beverages under the Zevia® brand name that include a broad variety of flavors across Soda, Energy Drinks, Organic Teas, Mixers, Kidz drinks, and Sparkling Water. Zevia PBC’s products are distributed and sold principally in the United States and Canada through a diverse network of retailers (both brick-and-mortar and e-commerce), including grocery stores, natural products stores, warehouse clubs, and specialty outlets. Zevia PBC’s products are manufactured and generally maintained at third-party beverage production and warehousing facilities located in both the United States and Canada.

Initial Public Offering

On July 21, 2021, the SEC declared effective Zevia PBC's registration statement on Form S-1 for the initial public offering ("IPO") of its Class A common stock. On July 22, 2021, the Company’s Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA”. The Company completed the IPO of 10,700,000 shares of its Class A common stock at an offering price of $14.00 per share on July 26, 2021. The Company received aggregate net proceeds of approximately $139.7 million after deducting underwriting discounts and commissions of $10.1 million.

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. The Company has consolidated Zevia LLC in its financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheets and statement of operations. As of June 30, 2022, the Company holds an economic interest of 63.9% in Zevia LLC and the remaining 36.1% represents the non-controlling interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by US GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or any other future fiscal year. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures, including certain notes, required by US GAAP that are required on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2021 and accompanying notes included in the Annual Report. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the periods presented have been reflected.

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

In connection with the IPO, the Company completed certain reorganization transactions (the “Reorganization Transactions") described in the Annual Report, which were accounted for consistent with a combination of entities under common control. As a result, the financial reports filed with the SEC by the Company subsequent to the Reorganization Transactions are prepared “as if” Zevia LLC is the accounting predecessor of the Company. The historical operations of Zevia LLC are deemed to be those of the Company. Thus, the condensed consolidated financial statements included in this Quarterly Report reflect (i) the historical operating results and financial position of Zevia LLC prior to the Reorganization Transactions; (ii) the condensed consolidated results of operations and financial position of the Company and Zevia LLC following the Reorganization Transactions; and (iii) the Company's equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded.

Reclassifications

Certain amounts from prior periods have been reclassified in the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statement of cash flows to conform to the current period presentation. For the activity in the periods prior to the IPO and Reorganization Transactions, common stock, additional paid-in capital, and accumulated deficit information have been combined and presented as member’s deficit in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in redeemable convertible preferred units and stockholders' equity (deficit).

Condensed Consolidated Statements of Operations and Comprehensive Loss:

The following table presents the reclassifications made to the Condensed Consolidated Statements of Operations and Comprehensive Loss:

(in thousands)	Three Months Ended June 30, 2021 (as reported)	Reclassification	Three Months Ended June 30, 2021 (adjusted)	Six Months Ended June 30, 2021 (as reported)	Reclassification	Six Months Ended June 30, 2021 (adjusted)
General and administrative	$6,014	$(36)	$5,978	$11,727	$(73)	$11,654
Equity-based compensation	—	36	36	—	73	73

Condensed Consolidated Statements of Cash Flows:

The following table presents the reclassifications made to the Condensed Consolidated Statement of Cash Flows:

(in thousands)	Six Months Ended June 30, 2021 (as reported)	Reclassification	Six Months Ended June 30, 2021 (adjusted)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	380	(30)	350
Right of use asset	(30)	30	—
Accounts payable	3,036	657	3,693
Accrued expenses and other current liabilities	(778)	873	95
Operating lease liabilities	(75)	(228)	(303)
Other current liabilities	1,530	(1,530)	—
Operating lease liabilities, net of current portion	(228)	228	—

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to: net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; reserves recorded for inventory obsolescence; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; recoverability of intangible assets; realization of deferred tax assets; and the determination of the fair value of equity instruments, including redeemable convertible preferred and common units, restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

As of June 30, 2022, the Company’s operations continue to be impacted by the effects of the COVID-19 pandemic including the emergence of new variants, with respect to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the three and six months ended June 30, 2022, the Company experienced significant inflationary impact, which has created headwinds that the Company expects to continue throughout 2022. The effects of the COVID-19 pandemic continues to impact global economies, and the Company will continue to monitor the situation and the effects on its business and operations, particularly if the COVID-19 pandemic including the emergence of new variants, continues for an extended period of time.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. This ASU improves areas of US GAAP and reduces cost and complexity while maintaining usefulness. The main provisions remove certain exceptions, including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This ASU is effective for private companies for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption of ASU 2019-12 did not have a significant impact on the Company’s financial statements.

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

3. REVENUES

Disaggregation of Revenue

The Company's products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, natural products stores, specialty outlets, and warehouse club stores; and through e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Retail sales	$39,596	$30,902	$73,761	$56,769
Online/e-commerce	5,946	3,450	9,815	8,277
Net sales	$45,542	$34,352	$83,576	$65,046

The following table disaggregates the Company’s sales by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$40,123	$30,414	$74,312	$58,137
Canada	5,419	3,938	9,264	6,909
Net sales	$45,542	$34,352	$83,576	$65,046

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of June 30, 2022 or December 31, 2021.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$11,106	$10,193
Finished goods	22,818	21,308
Inventories	$33,924	$31,501

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	June 30, 2022	December 31, 2021
Land	$336	$336
Leasehold improvements	463	463
Computer equipment and software	2,941	2,254
Furniture and equipment	544	521
Vehicles	156	38
Quality control and marketing equipment	900	532
Buildings and improvements	1,575	1,443
Assets not yet placed in service	730	456
	7,645	6,043
Less accumulated depreciation	(2,935)	(2,379)
Property and equipment, net	$4,710	$3,664

For the three months ended June 30, 2022 and 2021, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.6 million and $0.4 million, respectively. These amounts are included under depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

(in thousands)	June 30, 2022	December 31, 2021
Customer relationships	$3,007	$3,007
Accumulated amortization	(2,369)	(2,269)
	638	738
Trademarks	3,000	3,000
Intangible assets, net	$3,638	$3,738

For the three months ended June 30, 2022 and 2021, total amortization expense amounted to $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, total amortization expense amounted to $0.1 million and $0.1 million, respectively. No impairment losses have been recorded on any of the Company’s intangible assets for the three and six months ended June 30, 2022 and 2021, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2022	$100
2023	200
2024	200
2025	138
Expected amortization expense for intangible assets with definite lives	$638

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the "Borrower") obtained a revolving credit facility (the “Secured Revolving Line of Credit") by entering into a Loan and Security Agreement with Bank of America, N.A. (the "Loan and Security Agreement"). The Borrower may draw loans under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. There have been no amounts drawn under the Secured Revolving Line of Credit.

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

The Borrower is required under the Secured Revolving Line of Credit to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of June 30, 2022, the Company was in compliance with its liquidity covenant.

8. LEASES

The Company leases office space and vehicles. The leases have remaining lease terms of one to 18 months. On March 25, 2022, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2023, and to expand the total square footage from 17,923 square feet to 20,185 square feet commencing on May 1, 2022. The Company’s recognized lease costs include:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income Statement
Operating lease cost(1)	$178	$151	$329	$302
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

	Six Months Ended June 30,
	2022	2021
Weighted-average remaining lease term (months)	17.9	10.4
Weighted-average discount rate	7.56%	7.56%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under various non-cancellable lease agreements providing for office space and vehicles that expire at various dates through 2023. Maturities of lease payments under non-cancellable leases were as follows:

(in thousands)	June 30, 2022
Remainder of 2022	$372
2023	744
Total lease payments	1,116
Less Imputed Interest	(63)
Present value of lease liabilities	$1,053

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of June 30, 2022, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

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

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	June 30, 2022	December 31, 2021
Accrued employee compensation benefits	$3,713	$3,032
Accrued direct selling costs	$1,513	$1,011
Accrued other	2,721	2,662
Total	$7,947	$6,705

11. EQUITY-BASED COMPENSATION

In connection with the IPO, the Company assumed all outstanding equity awards of Zevia LLC on a one-to-two basis and assumed all equity incentive plans and related award agreements from Zevia LLC.

In July 2021, prior to the IPO, the Company adopted the Zevia PBC 2021 Equity Incentive Plan (the “2021 Plan") under which the Company may grant options, stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.

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

As of June 30, 2022, the 2021 Plan provides for future grants and/or issuances of up to approximately 3.1 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a ten-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period.

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Six Months Ended June 30,
2022
Stock price	$3.29
Exercise Price	$3.29
Expected term (years)(1)	6.25
Expected volatility (2)	63.0%
Risk-Free interest rate (3)	2.7%
Dividend yield (4)	0.0%

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

(4) We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

The weighted average grant date fair value for RSUs granted for the six months ended June 30, 2022 was $2.00.

A summary of stock option activity for the six months ended June 30, 2022:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2022	1,409,693	$2.30
Granted	1,119,011	$3.29
Exercised	(176,040)	$0.61
Forfeited and expired	(61,390)	$3.04
Balance as of June 30, 2022	2,291,274	$2.89	8.1	$2,585
Exercisable at the end of the period	916,036	$1.12	6.0	$2,155
Vested and expected to vest	2,291,274	$2.89	8.1	$2,585

The total intrinsic values of options exercised during the six months ended June 30, 2022 was $0.6 million.

As of June 30, 2022, total unrecognized compensation expense related to unvested stock options was $3.0 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Phantom Units and Restricted Stock Units

In July 2021, the Company’s Board of Directors approved an amendment to 2,422,644 restricted phantom units (the "Restricted Phantom Units") previously granted by Zevia LLC (the “Phantom Unit Amendment"). The Phantom Unit Amendment changed the settlement feature of all outstanding Restricted Phantom Units so that following vesting, each award Restricted Phantom Units would be settled in shares of Class A common stock having a fair market value equal to (i) the number of Restricted Phantom Units subject to such award, multiplied by (ii) the difference between the fair market value of a share of Class A common stock and the grant date price per Restricted Phantom Unit. All other terms related to the Restricted Phantom Units remained unchanged. As a result of the Phantom Unit Amendment, the estimated fair value of the modified awards was $33.9 million and was recognized as an expense over the vesting period subsequent to the performance condition being met.

In March 2021, the Company's Board of Directors approved an amendment to the RSUs granted in August 2020 ("the RSU Amendment"). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met.

In November 2021, the Company's Board of Directors approved an amendment to its share-based compensation plans for certain senior management employees to allow immediate vesting upon retirement of all outstanding RSUs and stock options, and to extend the exercisability of outstanding stock options up to five years after retirement, if they meet certain conditions, including length of service and age, and they provide a one-year notice to the Board of Directors. During the six months ended June 30, 2022, two senior management employees retired from the Company and all outstanding awards and related stock compensation expense was accelerated through their retirement date.

RSU activity during the six months ended June 30, 2022 was as follows:

	Shares		Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2022	7,981,444		$5.33
Granted	990,143		$3.37
Vested	(5,470,827)	*	$5.81
Forfeited	(25,654)		$7.97
Balance unvested at June 30, 2022	3,475,106		$4.00	9,765
Expected to vest at June 30, 2022	3,475,106		$4.00	9,765

*Shares vested includes approximately 1.9 million of RSUs which vested but are subject to a deferred settlement provision over the next three years.

As of June 30, 2022, total unrecognized compensation expense related to unvested RSUs was $18.6 million, which is expected to be recognized over a weighted-average period of 2.72 years.

12. REDEEMABLE CONVERTIBLE PREFERRED UNITS

Prior to the IPO and the Reorganization Transactions, Zevia LLC had various classes of redeemable convertible preferred units ("preferred units") outstanding that were issued at various times since inception.

In connection with the IPO and the Reorganization Transactions, all outstanding preferred units were reclassified into a single class of common units and each common unit outstanding after giving effect thereto was reclassified as two Class B units on a one-to-two basis.

13. SEGMENT REPORTING

The Company has one operating and reporting segment, which operates as a product portfolio with a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker ("CODM"); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are accessed. The Company’s CODM is the Chief Executive Officer. The results of the operations are provided to and analyzed by the CODM at the Company's level and accordingly, key resource decisions and assessment of performance are performed at the Company's level. The Company has a common management team across all product lines and does not manage these products as individual businesses and as a result, cash flows are not distinct.

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers which accounted for more than 10% of total net sales for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	13%	19%	16%	18%
Customer B	12%	17%	11%	17%
Customer C	11%	*	*	11%
Customer D	*	11%	*	11%

The table below represents the Company’s customers which accounted for more than 10% of total accounts receivable, net as of:

	June 30, 2022	December 31, 2021
Customer B	17%	13%
Customer D	14%	15%
Customer E	*	11%
Customer F	*	12%

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Vendor A	29%	30%	28%	32%
Vendor B	14%	24%	17%	23%
Vendor C	12%	12%	12%	13%

* Less than 10% of total net sales, accounts receivable, net or raw material purchases.

15. LOSS PER SHARE

Basic earnings per share of Class A common stock is computed by dividing net loss attributable to the Company for the period by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to July 22, 2021, and therefore, no earnings per share information has been presented for any period prior to that date.

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

Prior to the IPO, the Zevia LLC membership structure included various classes of preferred units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(14,796)	$(32,281)
Less: net loss attributable to non-controlling interests	3,706	10,293
Net loss to Zevia PBC	$(11,090)	$(21,988)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	40,167,570	38,523,985
Weighted-average shares of Class A common stock outstanding – diluted	40,167,570	38,523,985
Loss per share of Class A common stock – basic	$(0.28)	$(0.57)
Loss per share of Class A common stock – diluted	$(0.28)	$(0.57)

Zevia LLC Class B Common Units, stock options and restricted stock units were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted net loss per share available to common stockholders:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Zevia LLC Class B Common Units exchangeable to shares of Class A common Stock	27,080,067	28,229,324
Stock Options	1,997,721	1,742,949
Restricted stock units	3,781,796	4,164,669
Restricted stock units vested but unsettled	1,903,262	1,708,612

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with our IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 63.9% as of June 30, 2022.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 36.1%, due to the full valuation allowance against its deferred tax assets.

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

In connection with the IPO, the Company entered into the Tax Receivable Agreement ("TRA") with continuing members of Zevia LLC and the shareholders of blocker companies of certain pre-IPO institutional investors (the "Direct Zevia Stockholders"). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the blocker companies in the course of mergers related to the IPO (including net operating losses and the blocker companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC's acquisition of continuing members' Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of June 30, 2022, management believes based on applicable accounting standards and the weight of all available evidence, it is not more likely than not that the Company will generate sufficient taxable income to realize the Company's deferred tax assets ("DTAs") including the difference in the Company's tax basis in excess of the financial reporting value for the Company's investment in Zevia LLC. Consequently, management has established a full valuation allowance against the Company's DTAs as of June 30, 2022 and determined that it was more likely than not that its DTAs subject to the TRA would not be realized as of June 30, 2022. The Company has not recognized a liability related to the tax savings it may realize from utilization of such DTAs. As of June 30, 2022, the total unrecorded TRA liability is approximately $52.5 million. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

17. SUBSEQUENT EVENTS

On July 7, 2022, the Chief Strategy Officer and Executive Vice President, Sales and Marketing informed the Company of his intention to retire effective July 15, 2022. On July 9, 2022, the Board of Directors approved the acceleration of all outstanding RSU awards and stock options and the Company will recognize the related equity-based compensation upon retirement in the third quarter of 2022.

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

Overview

We are a high-growth beverage company that is disrupting the liquid refreshment beverage industry with great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, Kidz drinks and Sparkling Water. Our products are distributed across the U.S. and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over one billion cans of Zevia sold to date.

Consumers can purchase our products in both brick-and-mortar and e-commerce channels. Zevia was initially distributed in the U.S. natural products retail channel, where we still maintain the leading position. Fueled by a loyal and growing consumer base, we expanded our presence online and into conventional food, drug, warehouse club and mass retailers. In the second quarter of 2022, Zevia was the highest selling carbonated soft drink brand on Amazon according to Stackline, which we believe is representative of an online product discovery and education-oriented purchasing process that is gaining traction among shoppers.

Key Events During the Second Quarter of 2022

On June 16, 2022, the Company announced that Padraic “Paddy” Spence, Chair of the Board of Directors (the “Board”) and Chief Executive Officer (“CEO”) of the Company, would step down as CEO effective August 1, 2022. Following such date, Mr. Spence will continue to serve on the Board as Non-Executive Chair.

In connection with Mr. Spence’s decision to step down from the position of CEO, and consistent with the succession plan developed and approved by the Board, the Board appointed Amy Taylor, the Company’s current President and a member of the Board, to serve as CEO, effective August 1, 2022. Following such date, Ms. Taylor will continue to serve as President and as a member of the Board.

IPO and Reorganization Transactions

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

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of Zevia PBC for financial reporting purposes. Zevia PBC is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, Zevia PBC operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. Zevia PBC has consolidated Zevia LLC in its financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheet and statement of operations. As of June 30, 2022, Zevia PBC holds an economic interest of 63.9% in Zevia LLC and the remaining 36.1% represents the non-controlling interest.

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

Impact of the Reorganization Transactions

The Company is a corporation for U.S. federal and state income tax purposes. Our accounting predecessor, Zevia LLC, was and is treated as a flow-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. Zevia PBC is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's economic ownership interest in Zevia LLC, which was 63.9% as of June 30, 2022. Accordingly, the historical results of operations and other financial information set forth in this Quarterly Report do not include a provision for U.S. federal income taxes.

Following the completion of the Reorganization Transactions, the Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's 63.9% economic interest in Zevia LLC.

Zevia LLC is the predecessor of the Company for financial reporting purposes. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical condensed consolidated financial statements of Zevia LLC, the accounting predecessor.

In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreement described in Note 16, - Income Taxes and Tax Receivable Agreement in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Initial Public Offering

In July 2021, the Company completed its IPO, which significantly impacted our cash, debt, and equity balances. Concurrent with the IPO, the Company also terminated its previous credit facility, which reduced our outstanding debt to zero, and our interest expense was significantly reduced in the second half of 2021 and in 2022 relative to historical results.

Equity-Based Compensation

In March 2021, Zevia LLC modified certain outstanding RSU awards originally granted in August 2020 to provide for vesting as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control, or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. In July 2021, Zevia modified all outstanding restricted phantom unit awards to permit settlement into shares, eliminating the existing cash-settlement provision. These modifications resulted in the revaluation of the awards in accordance with US GAAP. No equity-based compensation had been recognized for all of the RSU and phantom awards as the qualifying vesting event (i.e., the IPO) was not probable. From completion of the IPO through June 30, 2022, the Company recognized $93.9 million of compensation expense attributable to these RSUs and restricted phantom unit awards, as well as other outstanding RSUs. The remaining unamortized fair value of the RSU awards will be recognized as equity-based compensation over the remaining service period of the awards, which vest over a 36-month period following the termination of the lockup period. Refer to Note 11 - Equity-based Compensation in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for unamortized equity-based compensation costs related to each type of equity-based incentive award.

Other Factors Affecting Our Performance

COVID-19 UPDATE

The ongoing COVID-19 pandemic, including the emergence of new variants and its resulting impacts on the global economy, including supply chain challenges and labor shortages, have led to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the six months ended June 30, 2022, we have experienced supply chain constraints and a significant inflationary impact compared to the prior year. These impacts have created headwinds for our products that we expect to continue throughout 2022. These inflationary pressures have and could continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three and six months ended June 30, 2022 and 2021, respectively.

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

We expect both new distribution and increased organic sales from existing outlets to contribute to growth going forward.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long- term sales commitments with our customers.

Cost of Goods Sold

Cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, packaging, in-bound freight and logistics and third-party production fees. Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Our cost of goods sold is generally higher for products sold through our e-commerce and warehouse club channels than through our retail store channel due to additional packaging requirements. Our results of operations depend on our ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long- term contracts with certain suppliers of stevia and aluminum cans. We expect over the long term that, as the scale of our business increases, we will purchase a greater percentage of our aluminum cans directly rather than through third-party manufacturers. We have long-term contracts with certain manufacturers governing pricing and other terms and minimum commitments on our part, but these contracts generally do not guarantee any minimum production volumes on the part of the manufacturers.

We expect our cost of goods sold to increase in absolute dollars as our volume increases.

We elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss. As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

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

General and Administrative Expenses

Administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology ("IT") and other functions. Our general and administrative expenses are expected to grow at a lower percentage of net sales over time.

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. Over time, we expect our equity-based compensation expense to significantly decrease compared to the year ended December 31, 2021 as a result of the expiration of the lockup period in January 2022, which coincided with the end of the vesting period for the majority of the awards.

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

Other (expense) income, net

Other (expense) income, net consists primarily of interest (expense) income, and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except per share amounts)
Net sales	$45,542	$34,352	$83,576	$65,046
Cost of goods sold	28,168	18,112	51,581	34,618
Gross profit	17,374	16,240	31,995	30,428
Operating expenses:
Selling and marketing	13,928	10,703	26,723	18,691
General and administrative	9,818	5,978	19,947	11,654
Equity-based compensation	8,043	36	16,944	73
Depreciation and amortization	328	230	679	474
Total operating expenses	32,117	16,947	64,293	30,892
Loss from operations	(14,743)	(707)	(32,298)	(464)
Other (expense) income, net	(44)	(42)	38	(38)
Loss before income taxes	(14,787)	(749)	(32,260)	(502)
Provision for income taxes	(9)	—	(21)	—
Net loss and comprehensive loss	(14,796)	(749)	(32,281)	(502)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	—	749	—	502
Loss attributable to noncontrolling interest	3,706	—	10,293	—
Net loss attributable to Zevia PBC	$(11,090)	$—	$(21,988)	$—

Net loss per share attributable to common stockholders
Basic	$(0.28)	N/A	$(0.57)	N/A
Diluted	$(0.28)	N/A	$(0.57)	N/A

The following table presents selected items in our condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of goods sold	62%	53%	62%	53%
Gross profit	38%	47%	38%	47%
Operating expenses:
Selling and marketing	31%	31%	32%	29%
General and administrative	22%	17%	24%	18%
Equity-based compensation	18%	0%	20%	0%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	71%	49%	77%	47%
Loss from operations	(32)%	(2)%	(39)%	(1)%
Other (expense) income, net	(0)%	(0)%	0%	(0)%
Loss before income taxes	(32)%	(2)%	(39)%	(1)%
Provision for income taxes	(0)%	—	(0)%	—
Net loss and comprehensive loss	(32)%	(2)%	(39)%	(1)%
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	0%	2%	0%	1%
Loss attributable to noncontrolling interest	8%	—	12%	—
Net loss attributable to Zevia PBC	(24)%	—	(26)%	—

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net sales

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Net sales	$45,542	$34,352	$11,190	33%

Net sales were $45.5 million for the three months ended June 30, 2022 as compared to $34.4 million for the three months ended June 30, 2021. Net sales growth was driven by a 30% increase in the number of equivalized cases sold, primarily from distribution expansion of $7.1 million, organic growth, pricing increases and optimizing promotional investments. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Cost of goods sold	$28,168	$18,112	$10,056	56%

Cost of goods sold was $28.2 million for the three months ended June 30, 2022 as compared to $18.1 million for the three months ended June 30, 2021. The increase of $10.1 million or 56%, was primarily due to a 30% increase in the shipment of equivalized cases resulting in $5.3 million higher costs of goods sold, and $5.1 million higher cost of goods sold due to broad-based inflation, slightly offset by product mix.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Gross profit	$17,374	$16,240	$1,134	7%
Gross margin	38%	47%

Gross profit was $17.4 million for the three months ended June 30, 2022 as compared to $16.2 million for the three months ended June 30, 2021. The increase in gross profit of $1.1 million, or 7%, was primarily driven by higher net sales, offset by higher cost of goods sold.

Gross margin for the three months ended June 30, 2022 declined to 38% from 47% in the prior-year period. The decline was primarily due to higher cost of goods sold as a result of broad-based inflation.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Selling and marketing expenses	$13,928	$10,703	$3,225	30%

Selling and marketing expenses were $13.9 million for the three months ended June 30, 2022 as compared to $10.7 million for the three months ended June 30, 2021. The increase of $3.2 million, or 30%, was primarily due to higher freight and warehousing costs of $4.0 million largely due to increases in equivalized cases produced and sold, broad-based inflation and higher freight costs amidst a challenging transportation market in the U.S. and Canada. This increase was offset by a $0.8 million decrease in marketing spend largely due to shifting of timing and increased efficiency of marketing programs.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
General and administrative expenses	$9,818	$5,978	$3,840	64%

General and administrative expenses were $9.8 million for the three months ended June 30, 2022 as compared to $6.0 million for the three months ended June 30, 2021. The increase of $3.8 million, or 64%, was primarily driven by a $2.7 million increase in headcount and personnel costs to support our growth, and a $1.4 million increase in costs related to being a public company, including insurance, accounting, and legal and other professional fees.

Equity-Based Compensation Expenses

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Equity-based compensation	$8,043	$36	$8,007	N/M

Equity-based compensation expense was $8.0 million for the three months ended June 30, 2022, of which $3.8 million related to restricted stock unit awards that were accelerated upon retirement of certain senior management employees, and the remaining $4.2 million related to outstanding equity-based awards being recognized over the remaining service periods of the awards.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net sales

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Net sales	$83,576	$65,046	$18,530	28%

Net sales were $83.6 million for the six months ended June 30, 2022 as compared to $65.0 million for the six months ended June 30, 2021. Net sales growth was driven by a 26% increase in the number of equivalized cases sold, primarily from distribution expansion of $11.9 million, organic growth, and optimizing promotional investments. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Cost of goods sold	$51,581	$34,618	$16,963	49%

Cost of goods sold was $51.6 million for the six months ended June 30, 2022 as compared to $34.6 million for the six months ended June 30, 2021. The increase of $17.0 million, or 49%, was primarily due to a 26% increase in the shipment of equivalized cases resulting in $8.9 million higher cost of goods sold, and $9.2 million higher cost of goods sold primarily due to broad-based inflation, slightly offset by product mix.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Gross profit	$31,995	$30,428	$1,567	5%
Gross margin	38%	47%

Gross profit was $32.0 million for the six months ended June 30, 2022 as compared to $30.4 million for the six months ended June 30, 2021. The increase in gross profit of $1.6 million, or 5%, was primarily driven by higher net sales, offset by higher cost of goods sold.

Gross margin for the six months ended June 30, 2022 declined to 38% from 47% in the prior-year period. The decline was primarily due to higher cost of goods sold as a result of broad-based inflation.

Selling and Marketing Expenses

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Selling and marketing expenses	$26,723	$18,691	$8,032	43%

Selling and marketing expenses were $26.7 million for the six months ended June 30, 2022 as compared to $18.7 million for the six months ended June 30, 2021. The increase of $8.0 million or 43%, was primarily due to higher freight and warehousing costs of $7.8 million largely due to increases in equivalized cases produced and sold, broad-based inflation and higher freight costs amidst a challenging transportation market in the U.S. and Canada.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
General and administrative expenses	$19,947	$11,654	$8,293	71%

General and administrative expenses were $19.9 million for the six months ended June 30, 2022 as compared to $11.7 million for the six months ended June 30, 2021. The increase of $8.3 million, or 71%, was primarily driven by a $5.3 million increase in headcount and personnel costs to support our growth, and a $3.1 million increase in costs related to being a public company, including insurance, accounting, and legal and other professional fees.

Equity-Based Compensation Expense

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Equity-based compensation	$16,944	$73	$16,871	N/M

Equity-based compensation expense was $16.9 million for the six months ended June 30, 2022, of which $3.1 million related to RSU awards and phantom stock awards that vested as of the expiration of the IPO lock-up period in January 2022, $4.0 million related to RSU awards that were accelerated upon retirement of certain senior management employees, and the remaining $9.8 million related to outstanding equity-based awards being recognized over the remaining service periods of the awards.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters of the year, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2022, we had $49.6 million in cash and cash equivalents. We believe that our cash and cash equivalents as of June 30, 2022, together with our operating activities and available borrowings under the Secured Revolving Line of Credit, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our product, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. We expect operating and capital expenditures to increase in the future as we expand business activities and increase headcount to promote growth. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs as the effects of the COVID-19 pandemic, global health emergencies, inflationary pressures, and the hostilities in Eastern Europe continue to disrupt and impact the global and national economies and global financial markets. If the disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

Prior to our IPO, we had financed our operations through private sales of equity securities and through sales of our products. In connection with our IPO, which was completed on July 26, 2021, we sold an aggregate of 10,700,000 shares of our Class A common stock at an IPO price of $14.00 per share and retained approximately $90.1 million in net proceeds, after deducting underwriting discounts and commissions and giving effect to the use of proceeds thereto. In addition, we incurred $8.4 million of offering costs in connection with the IPO. Upon consummation of the IPO, the Company became a holding company with no operations of its own. Accordingly, the Company will be dependent on distributions from Zevia LLC to pay its taxes, its obligations under the TRA and other expenses. Any future credit facilities may impose limitations on the ability of Zevia LLC to pay dividends to the Company.

In connection with the IPO and the Reorganization Transactions, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $61.8 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $52.5 million through 2037.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit") by entering into a Loan and Security Agreement with Bank of America, N.A. Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Line of Credit matures on February 22, 2027. There have been no amounts drawn from the Secured Revolving Line of Credit.

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

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(19,554)	$(37)
Investing activities	$28,443	$(2,031)
Financing activities	$(2,351)	$(6,488)

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $19.6 million for the six months ended June 30, 2022 was primarily driven by a net loss of $32.3 million and by a net decrease in cash related to changes in operating assets and liabilities of $5.2 million, partially offset by non-cash expenses of $18.0 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities were primarily due to an increase in accounts receivable of $8.1 million due to increases in net sales, an increase in inventories of $2.4 million in anticipation of future sales, offset by a $1.4 million decrease in prepaid expenses and other assets, primarily due to amortization of prepaid insurance policies, and a $4.2 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net cash used in operating activities of $0.0 million for the six months ended June 30, 2021 was primarily driven by net loss of $0.5 million and by a net decrease in cash related to changes in operating assets and liabilities of $0.4 million, partially offset by non-cash expenses of $0.8 million primarily related to depreciation and amortization. Changes in cash flows related to operating assets and liabilities primarily consisted of a $2.5 million increase in accounts receivable due to increase in net sales, and a $1.7 million increase in inventory due to the timing of inventory purchases, offset by a $3.8 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of $28.4 million for the six months ended June 30, 2022 was primarily due to proceeds from maturities of short-term investments of $30.0 million, offset by purchases of property and equipment of $1.6 million for marketing fixtures, software applications and computer equipment used in ongoing operations.

Net cash used in investing activities of $2.0 million for the six months ended June 30, 2021 was due to purchases of software applications and computer equipment used in ongoing operations.

Net Cash Used in Financing Activities

Net cash used in financing activities of $2.4 million for the six months ended June 30, 2022 was primarily due to minimum tax withholdings paid on behalf of employees for net share settlements of $2.1 million and payment of debt issuance costs of $0.3 million in connection with the Secured Revolving Line of Credit.

Net cash used in financing activities of $6.5 million for the six months ended June 30, 2021 was primarily driven by a distribution to unitholders for tax payments of $2.7 million and payment of deferred IPO-related costs of $3.8 million.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with US GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating expenses, including interest (income) expense, foreign currency (gains)/losses and (gains)/losses on disposal of fixed assets. In addition, our use of Adjusted EBITDA may not be comparable to similarly-titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income (loss) or income and other results stated in accordance with US GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with US GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss and comprehensive loss	$(14,796)	$(749)	$(32,281)	$(502)
Other expense (income), net*	44	42	(38)	38
Provision for income taxes	9	—	21	—
Depreciation and amortization	328	230	679	474
Equity-based compensation	8,043	36	16,944	73
Adjusted EBITDA	$(6,372)	$(441)	$(14,675)	$83

* Includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets.

Commitments

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space and vehicles. For a further discussion on our debt and operating lease commitments as of June 30, 2022, see the sections above as well as Note 7, Debt, and Note 8, Leases, included in the condensed consolidated financial statements of this Quarterly Report.

On March 25, 2022, the Company entered into an amendment to the lease for our corporate headquarters offices to extend the term through December 31, 2023 and expand the total square footage from 17,923 square feet to 20,185 square feet commencing on May 1, 2022.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of June 30, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, and inflation as follows:

Raw Material Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. We have a two-year agreement effective June 1, 2021 with a large multi-national ingredient company for the supply of stevia on similar terms as our prior agreement with the same ingredient company, including fixed pricing for the duration of the term. The prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

The price for aluminum cans also fluctuates depending on market conditions. There is currently an ongoing North American shortage of aluminum cans. We have contracts with certain suppliers of aluminum cans, but such contracts do not cover all of our expected future needs for aluminum cans. We might not be able to source enough aluminum cans in the future to meet our consumers’ demand. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the six months ended June 30, 2022, a hypothetical 10%

increase or 10% decrease in the weighted average cost of aluminum would have resulted in an increase of approximately $0.9 million or a decrease of $0.9 million, respectively, to cost of goods sold.

We are working to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in United States dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the United States or increase net sales outside of the United States that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the six months ended June 30, 2022 and 2021.

Inflation Risk

We believe that inflation has had a material effect on our business, results of operations, and financial condition. If our costs were to become subject to further and prolonged significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Commodity Risk

We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, diesel fuel, cartons and corrugate.

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and determined that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Management determined that as of June 30, 2022, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1#*	Separation Agreement and General Release of Claims dated May 6, 2022, between the Company and William D. Beech.

10.2#*	Addendum to Separation Agreement and General Release of Claims, dated May 13, 2022, between the Company and William D. Beech.

10.3#*	Amended & Restated Offer Letter dated June 15, 2022, between the Company and Amy Taylor.

10.4#*	Amended & Restated Severance Agreement dated June 15, 2022, between the Company and Amy Taylor.

10.5#

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

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 11, 2022

By:		/s/ Denise D. Beckles
	Name:	Denise D. Beckles
	Title:	Chief Financial Officer
(Principal Financial Officer)
	Date:	August 11, 2022

By:		/s/ Hany Mikhail
	Name:	Hany Mikhail
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
	Date:	August 11, 2022