Form 10-Q
period 2022-09-30
Zevia PBC
filed 2022-11-10
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 44,865,807 shares and 24,010,216 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2022 ("Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

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
•
change in consumer preferences, perception and spending habits, particularly due to impacts of inflation, in the beverage industry and on zero sugar, naturally-sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our products, including new offerings;
•
product safety and quality concerns, including those relating to our plant-based sweetening system, which could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings;
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
•
dependence on distributions from Zevia LLC to pay any taxes and other expenses; and
•
other risks, uncertainties and factors set forth under "Item 1A. Risk Factors." of our Annual Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$49,236	$43,110
Short-term investments	—	30,000
Accounts receivable, net	13,538	9,047
Inventories	37,283	31,501
Prepaid expenses and other current assets	3,356	3,421
Total current assets	103,413	117,079
Property and equipment, net	4,933	3,664
Right-of-use assets under operating leases, net	878	211
Intangible assets, net	3,588	3,738
Other non-current assets	558	301
Total assets	$113,370	$124,993
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,685	$13,492
Accrued expenses and other current liabilities	7,950	6,705
Current portion of operating lease liabilities	698	236
Total current liabilities	28,333	20,433
Operating lease liabilities, net of current portion	186	1
Total liabilities	28,519	20,434
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 44,794,236 and 34,463,417 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	45	34
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 24,010,216 and 30,113,152 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	24	30
Additional paid-in capital	189,426	174,404
Accumulated deficit	(75,458)	(45,986)
Total Zevia PBC stockholder's equity	114,037	128,482
Noncontrolling interests	(29,186)	(23,923)
Total equity	84,851	104,559
Total liabilities and equity	$113,370	$124,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021		2022	2021
Net sales	$44,239	$38,956		$127,815	$104,002
Cost of goods sold	25,071	21,189		73,445	54,858
Gross profit	19,168	17,767		54,370	49,144
Operating expenses:
Selling and marketing	12,916	13,597		42,845	33,237
General and administrative	8,310	7,698		28,257	19,352
Equity-based compensation	6,837	45,731		23,781	45,804
Depreciation and amortization	326	239		1,005	713
Total operating expenses	28,389	67,265		95,888	99,106
Loss from operations	(9,221)	(49,498)		(41,518)	(49,962)
Other (expense) income, net	26	(213)		64	(251)
Loss before income taxes	(9,195)	(49,711)		(41,454)	(50,213)
Provision for income taxes	(1)	(50)		(23)	(50)
Net loss and comprehensive loss	(9,196)	(49,761)		(41,477)	(50,263)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	—	1,411		—	1,913
Loss attributable to noncontrolling interest	1,712	22,527		12,005	22,527
Net loss attributable to Zevia PBC	$(7,484)	$(25,823)		$(29,472)	$(25,823)

Net loss per share attributable to common stockholders
Basic	$(0.17)	$(0.75)	(1)	$(0.73)	$(0.75)	(1)
Diluted	$(0.17)	$(0.75)	(1)	$(0.73)	$(0.75)	(1)

Weighted average common shares outstanding
Basic	44,072,985	34,440,982		40,393,978	34,440,982
Diluted	44,072,985	34,440,982		40,393,978	34,440,982

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22,2021 through September 30, 2021, the period following the Reorganization Transactions and IPO (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY (DEFICIT) (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2022	34,463,417	$34	30,113,152	$30	$174,404	$(45,986)	$(23,923)	$104,559
Vesting and release of common stock under equity incentive plans, net	2,298,547	3	—	—	(2,133)	—	—	(2,130)
Exchange of Class B common stock for Class A common stock	1,970,802	2	(1,970,802)	(2)	(1,929)	—	1,929	—
Exercise of stock options	56,659	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	8,901	—	—	8,901
Net loss post-Reorganization Transactions	—	—	—	—	—	(10,898)	(6,587)	(17,485)
Balance at March 31, 2022	38,789,425	$39	28,142,350	$28	$179,259	$(56,884)	$(28,581)	$93,861
Vesting and release of common stock under equity incentive plans, net	917,664	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,580,288	3	(3,580,288)	(3)	(4,153)	—	4,153	—
Exercise of stock options	119,381	—	—	—	91	—	—	91
Equity-based compensation	—	—	—	—	8,043	—	—	8,043
Net loss post-Reorganization Transactions	—	—	—	—	—	(11,090)	(3,706)	(14,796)
Balance at June 30, 2022	43,406,758	$43	24,562,062	$25	$183,239	$(67,974)	$(28,134)	$87,199
Vesting and release of common stock under equity incentive plans, net	822,113	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	551,846	1	(551,846)	(1)	(660)	—	660	—
Exercise of stock options	13,519	—	—	—	11	—	—	11
Equity-based compensation	—	—	—	—	6,837	—	—	6,837
Net loss post-Reorganization Transactions	—	—	—	—	—	(7,484)	(1,712)	(9,196)
Balance at September 30, 2022	44,794,236	$45	24,010,216	$24	$189,426	$(75,458)	$(29,186)	$84,851

	Redeemable Convertible Preferred Units and Members' Deficit			Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Units	Amount	Members' Deficit	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2021	26,322,803	$232,457	$(196,812)	—	$—	—	$—	$—	$—	$—	$(196,812)
Exercise of common units prior to the Reorganization Transactions	—	—	10	—	—	—	—	—	—	—	10
Equity-based compensation prior to the Reorganization Transactions	—	—	37	—	—	—	—	—	—	—	37
Net income prior to the Reorganization Transactions	—	—	247	—	—	—	—	—	—	—	247
Balance at March 31, 2021	26,322,803	232,457	(196,518)	—	$—	—	$—	$—	$—	$—	$(196,518)
Equity-based compensation prior to the Reorganization Transactions	—	—	36	—	—	—	—	—	—	—	36
Net loss prior to the Reorganization Transactions	—	—	(749)	—	—	—	—	—	—	—	(749)
Distributions to unitholders for tax payments	—	—	(2,669)	—	—	—	—	—	—	—	(2,669)
Balance at June 30, 2021	26,322,803	232,457	(199,900)	—	$—	—	$—	$—	$—	$—	$(199,900)
Net loss prior to the Reorganization Transactions	—	—	(1,411)	—	—	—	—	—	—	—	(1,411)
Impact of Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—
Effect of the Reorganization Transactions	(26,322,803)	(232,457)	219,633	23,716,450	24	—	—	12,800	—	—	232,457
Issuance of Class A common stock in IPO, net of commission	—	—	—	6,900,000	7	—	—	90,073	—	—	90,080
Issuance of Class B units to Zevia LLC unitholders	—	—	—	—	—	30,114,488	30	(30)	—	—	—
Purchases of Zevia LLC units in connection with IPO	—	—	(2,037)	3,767,440	3	—	—	2,034	—	—	—
Cancellation of options in connection with IPO	—	—	(423)	32,560	—	—	—	425	—	—	2
Cancellation of options	—	—	—	—	—	—	—	(4)	—	—	(4)
Offering costs	—	—	—	—	—	—	—	(8,101)	—	—	(8,101)
Repurchase and cancellation of Zevia LLC units	—	—	(17)	—	—	(1,336)	—	—	—	—	(17)
Allocation of equity to noncontrolling interest	—	—	(15,845)	—	—	—	—	—	—	15,845	—
Exercise of stock options	—	—	—	36,797	—	—	—	(115)	—	—	(115)
Equity-based compensation	—	—	—	—	—	—	—	45,731	—	—	45,731
Net loss post-Reorganization Transactions	—	—	—	—	—	—	—	—	(25,823)	(22,527)	(48,350)
Balance at September 30, 2021	—	$—	$—	34,453,247	$34	30,113,152	$30	$142,813	$(25,823)	$(6,682)	$110,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities:
Net loss	$(41,477)	$(50,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	483	417
Depreciation and amortization	1,005	713
Loss on sale of equipment	3	9
Amortization of debt issuance cost	45	94
Equity-based compensation	23,781	45,804
Changes in operating assets and liabilities:
Accounts receivable, net	(4,491)	(7,563)
Inventories	(5,782)	(4,127)
Prepaid expenses and other assets	97	(3,637)
Accounts payable	6,248	4,010
Accrued expenses and other current liabilities	1,245	1,910
Operating lease liabilities	(503)	(461)
Net cash used in operating activities	(19,346)	(13,094)
Investing activities:
Proceeds from maturities of securities	30,000	—
Purchases of property and equipment	(2,182)	(2,308)
Net cash provided by (used in) investing activities	27,818	(2,308)
Financing activities:
Proceeds from revolving line of credit (1)	—	74,721
Repayment of revolving line of credit (1)	—	(74,721)
Payment of debt issuance costs	(334)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(2,130)	—
Proceeds from exercise of stock options	118	—
Proceeds from exercise of common units	—	10
Exercise of stock options	—	(115)
Repurchase of Zevia LLC units	—	(17)
Distribution to unitholders for tax payments	—	(2,669)
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions	—	139,689
Use of proceeds from issuance of Class A common stock to purchase Zevia LLC Units	—	(49,609)
Cancellation of options in IPO	—	2
Cancellation of options	—	(4)
Payment of IPO costs	—	(8,101)
Net cash (used in) provided by financing activities	(2,346)	79,186
Net change from operating, investing, and financing activities	6,126	63,784
Cash and cash equivalents at beginning of period	43,110	14,936
Cash and cash equivalents at end of period	$49,236	$78,720

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$70	$—
Conversion of Class B common stock to Class A common stock	$6,742	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,150	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$148

(1) Zevia PBC’s revolving line of credit provides for daily drawdowns and repayments of amounts outstanding. As of September 30, 2022, no amounts were drawn under the new Secured Revolving Line of Credit (as defined in the Notes to Condensed Consolidated Financial Statements (Unaudited), Note 7 “Debt,” and no amounts were outstanding as a result of the termination of the Stonegate line of credit in July 2021. Consistent with the provisions of ASC Topic 230, Statement of Cash Flows, Zevia PBC has presented daily draw-downs and repayments under its revolving line of credit with its lender on a gross basis in the statement of cash flows for the period ended September 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the "Company") develops, markets, sells, and distributes a wide variety of zero sugar, zero calorie, non-GMO Project verified, gluten-free, Kosher, vegan, zero sodium carbonated and non-carbonated beverages under the Zevia® brand name that include a broad assortment of flavors across Soda, Energy Drinks, Organic Teas, Mixers, Kidz drinks, and Sparkling Water. Zevia PBC’s products are distributed and sold principally across the United States of America ("U.S.") and Canada through a diverse network of retailers (both brick-and-mortar and e-commerce), including grocery stores, natural products stores, warehouse clubs, and specialty outlets. Zevia PBC’s products are manufactured and generally maintained at third-party beverage production and warehousing facilities located in both the United States and Canada.

Initial Public Offering

On July 21, 2021, the SEC declared effective the Company's registration statement on Form S-1 for the initial public offering ("IPO") of its Class A common stock. On July 22, 2021, the Company’s Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA”. The Company completed the IPO of 10,700,000 shares of its Class A common stock at an offering price of $14.00 per share on July 26, 2021. The Company received aggregate net proceeds of approximately $139.7 million after deducting underwriting discounts and commissions of $10.1 million.

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. The Company has consolidated Zevia LLC in its financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheets and statement of operations. As of September 30, 2022, the Company holds an economic interest of 65.1% in Zevia LLC and the remaining 34.9% represents the non-controlling interest.

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

On January 1, 2022, Zevia PBC and Zevia LLC entered into a service agreement to transfer the services of all employees of Zevia PBC to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, in particular associated with stock compensation arrangements, remain with Zevia PBC. This arrangement resulted in lower losses by Zevia LLC and lower losses attributable to noncontrolling interest for the three and nine-months ended September 30, 2022.

Reclassifications

Certain amounts from prior periods have been reclassified in the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statement of cash flows to conform to the current period presentation.

Condensed Consolidated Statements of Operations and Comprehensive Loss:

The following table presents the reclassifications made to the Condensed Consolidated Statements of Operations and Comprehensive Loss in order to reclassify repackaging and handling costs from cost of goods sold to selling and marketing expenses. The Company believes this classification change better portrays the financial impacts of the fulfillment activities conducted by the Company. The Company made this change in classification during the third quarter of 2022 as a result of an increasing trend in the occurrence of such fulfillment costs in the business.

The following table presents the impact of the reclassification adjustments on Cost of goods sold, Gross profit, and Selling and marketing expenses of the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021:

(in thousands)	Three Months Ended September 30, 2021 (as reported)	Reclassification	Three Months Ended September 30, 2021 (adjusted)	Nine Months Ended September 30, 2021 (as reported)	Reclassification	Nine Months Ended September 30, 2021 (adjusted)
Cost of goods sold	$21,952	$(763)	$21,189	$56,570	$(1,712)	$54,858
Gross profit	17,004	763	17,767	47,432	1,712	49,144
Selling and marketing expenses	12,834	763	13,597	31,525	1,712	33,237

Included in the accompanying results for the nine months ended September 31, 2022 are $3.2 million of expenses previously recorded as cost of goods sold during the six months ended June 30, 2022 that the Company has reclassified to selling and marketing expenses to conform to the current presentation.

Condensed Consolidated Statements of Cash Flows:

The following table presents the reclassifications made to the Condensed Consolidated Statement of Cash Flows:

(in thousands)	Nine Months Ended September 30, 2021 (as reported)	Reclassification	Nine Months Ended September 30, 2021 (adjusted)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,609)	(28)	(3,637)
Other non-current assets	(28)	28	—
Accounts payable	4,155	(145)	4,010
Accrued expenses and other current liabilities	1,025	885	1,910
Other current liabilities	740	(740)	—

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

As of September 30, 2022, the Company’s operations continue to be impacted by the effects of the COVID-19 pandemic including the emergence of new variants, with respect to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the three and nine months ended September 30, 2022, the Company experienced significant inflationary impact, which has created headwinds that the Company expects to continue through the end of 2022 and into 2023. The effects of the COVID-19 pandemic continues to impact global economies, and the Company will continue to monitor the situation and the effects on its business and operations, particularly if the COVID-19 pandemic including the emergence of new variants, continues for an extended period of time.

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

3. REVENUES

Disaggregation of Revenue

The Company's products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, natural products stores, specialty outlets, and warehouse clubs; and through online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Retail sales	$39,287	$33,728	$113,047	$90,561
Online/e-commerce	4,952	5,228	$14,768	13,441
Net sales	$44,239	$38,956	$127,815	$104,002

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$39,385	$35,952	$113,696	$94,073
Canada	4,854	3,004	14,119	9,929
Net sales	$44,239	$38,956	$127,815	$104,002

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of September 30, 2022 or December 31, 2021.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$10,645	$10,193
Finished goods	26,638	21,308
Inventories	$37,283	$31,501

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	September 30, 2022	December 31, 2021
Land	$336	$336
Leasehold improvements	463	463
Computer equipment and software	3,067	2,254
Furniture and equipment	544	521
Vehicles	177	38
Quality control and marketing equipment	1,269	532
Buildings and improvements	1,603	1,443
Assets not yet placed in service	680	456
	8,139	6,043
Less accumulated depreciation	(3,206)	(2,379)
Property and equipment, net	$4,933	$3,664

For the three months ended September 30, 2022 and 2021, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.9 million and $0.5 million, respectively. These amounts are included under depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

(in thousands)	September 30, 2022	December 31, 2021
Customer relationships	$3,007	$3,007
Accumulated amortization	(2,419)	(2,269)
	588	738
Trademarks	3,000	3,000
Intangible assets, net	$3,588	$3,738

For the three months ended September 30, 2022 and 2021, total amortization expense amounted to $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, total amortization expense amounted to $0.2 million and $0.2 million, respectively. No impairment losses have been recorded on any of the Company’s intangible assets for the three and nine months ended September 30, 2022 and 2021, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2022	$50
2023	200
2024	200
2025	138
Expected amortization expense for intangible assets with definite lives	$588

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the "Borrower") obtained a revolving credit facility (the “Secured Revolving Line of Credit") by entering into a Loan and Security Agreement with Bank of America, N.A. (the "Loan and Security Agreement"). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. There have been no amounts drawn under the Secured Revolving Line of Credit.

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

The Borrower is required under the Secured Revolving Line of Credit to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of September 30, 2022, the Company was in compliance with its liquidity covenant.

8. LEASES

The Company leases office space and vehicles. The leases have remaining lease terms of one to 15 months. On March 25, 2022, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2023, and to expand the total square footage from 17,923 square feet to 20,185 square feet commencing on May 1, 2022. The Company’s recognized lease costs include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income Statement
Operating lease cost(1)	$190	$151	$519	$454
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

	Nine Months Ended September 30,
	2022	2021
Weighted-average remaining lease term (months)	15.0	7.5
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under various non-cancellable lease agreements providing for office space and vehicles that expire at various dates through 2023. Maturities of lease payments under non-cancellable leases were as follows:

(in thousands)	September 30, 2022
Remainder of 2022	$186
2023	744
Total lease payments	930
Less Imputed Interest	(46)
Present value of lease liabilities	$884

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of September 30, 2022, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

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

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	September 30, 2022	December 31, 2021
Accrued employee compensation benefits	$3,043	$3,032
Accrued direct selling costs	2,310	1,011
Accrued customer paid bottle deposits	1,132	774
Accrued other	1,465	1,888
Total	$7,950	$6,705

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

In October and November 2021, the Company amended outstanding RSU awards and outstanding stock options held by certain employees, in each case, to provide for accelerated vesting upon the holder’s retirement on or after January 17, 2022. For this purpose, “retirement” generally includes a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides advance notice of such retirement.

As of September 30, 2022, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.5 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Nine Months Ended September 30,
2022
Stock price	$3.37
Exercise Price	$3.91
Expected term (years)(1)	6.25
Expected volatility (2)	62.5%
Risk-Free interest rate (3)	2.7%
Dividend yield (4)	0.0%

(1) Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2) Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3) The risk-free interest rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4) We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

The weighted average grant date fair value for stock options granted for the nine months ended September 30, 2022 was $1.95.

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2022	1,409,693	$2.30
Granted	1,681,560	$3.91
Exercised	(189,559)	$0.62
Forfeited and expired	(78,897)	$3.73
Balance as of September 30, 2022	2,822,797	$3.32	8.1	$5,245
Exercisable at the end of the period	967,780	$1.24	5.5	$3,619
Vested and expected to vest	2,822,797	$3.32	8.1	$5,245

The total intrinsic values of stock options exercised during the nine months ended September 30, 2022 was $0.7 million.

As of September 30, 2022, total unrecognized compensation expense related to unvested stock options was $3.7 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Phantom Units and Restricted Stock Units

In July 2021, the Company’s Board of Directors approved an amendment to 2,422,644 restricted phantom units (the "Restricted Phantom Units") previously granted by Zevia LLC (the “Phantom Unit Amendment"). The Phantom Unit Amendment changed the settlement feature of all outstanding Restricted Phantom Units so that following vesting, each award Restricted Phantom Units would be settled in shares of Class A common stock having a fair market value equal to (i) the number of Restricted Phantom Units subject to such award, multiplied by (ii) the difference between the fair market value of a share of Class A common stock and the grant date price per Restricted Phantom Unit. All other terms related to the Restricted Phantom Units remained unchanged. As a result of the Phantom Unit Amendment, the estimated fair value of the modified awards was $33.9 million and was recognized as an expense over the vesting period through January 2022 subsequent to the performance condition being met.

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

In November 2021, the Company's Board of Directors approved an amendment to its share-based compensation plans for certain employees to allow immediate vesting upon retirement of all outstanding RSUs and stock options, and to extend the exercisability of outstanding stock options up to five years after retirement, if they meet certain conditions, including length of service and age, and they provide advance notice to the Board of Directors. During the nine months ended September 30, 2022, three employees retired from the Company and all outstanding awards and related stock compensation expense was accelerated through their retirement date.

The following is a summary of RSU activity for the nine months ended September 30, 2022:

	Shares		Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2022	7,981,444		$5.33
Granted	1,071,397		$3.37
Vested	(6,259,440)	*	$5.62
Forfeited	(38,814)		$6.58
Balance unvested at September 30, 2022	2,754,587		$3.91	11,597
Expected to vest at September 30, 2022	2,754,587		$3.91	11,597

*Shares vested includes 1,864,300 of RSUs which vested but are subject to a deferred settlement provision over the next three years.

As of September 30, 2022, total unrecognized compensation expense related to unvested RSUs was $12.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers which accounted for more than 10% of total net sales for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	15%	20%	16%	19%
Customer B	*	17%	10%	17%
Customer C	*	12%	*	11%
Customer D	*	10%	*	11%

The table below represents the Company’s customers which accounted for more than 10% of total accounts receivable, net as of:

	September 30, 2022	December 31, 2021
Customer B	*	13%
Customer D	18%	15%
Customer E	12%	11%
Customer F	*	12%
Customer H	14%	*

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Vendor A	27%	37%	28%	34%
Vendor B	25%	18%	16%	21%
Vendor C	15%	12%	13%	13%

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

Prior to the IPO, the Zevia LLC membership structure included various classes of preferred units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for any period prior to the IPO.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(9,196)	$(49,761)		$(41,477)	$(50,263)
Less: net loss attributable to Zevia LLC prior to the Reorganization Transactions	—	$1,411		—	$1,913
Less: net loss attributable to non-controlling interests	1,712	22,527		12,005	22,527
Net loss to Zevia PBC	$(7,484)	$(25,823)		$(29,472)	$(25,823)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	44,072,985	34,440,982		40,393,978	34,440,982
Weighted-average shares of Class A common stock outstanding – diluted	44,072,985	34,440,982		40,393,978	34,440,982
Loss per share of Class A common stock – basic	$(0.17)	$(0.75)	(1)	$(0.73)	$(0.75)	(1)
Loss per share of Class A common stock – diluted	$(0.17)	$(0.75)	(1)	$(0.73)	$(0.75)	(1)

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22,2021 through September 30, 2021, the period following the Reorganization Transactions and IPO.

Zevia LLC Class B Common Units, stock options and restricted stock units were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted net loss per share available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Zevia LLC Class B Common Units exchangeable to shares of Class A common Stock	24,394,109	30,113,152	26,936,871	30,113,152
Stock Options	2,637,539	1,433,264	2,044,472	1,433,264
Restricted stock units	2,911,356	7,993,444	3,742,307	7,993,444
Restricted stock units vested but unsettled	1,865,507	—	1,761,485	—

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 65.1% as of September 30, 2022.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 34.9%, due to the full valuation allowance against its deferred tax assets.

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

As of September 30, 2022, management believes based on applicable accounting standards and the weight of all available evidence, it is not more likely than not that the Company will generate sufficient taxable income to realize the Company's deferred tax assets ("DTAs") including the difference in the Company's tax basis in excess of the financial reporting value for the Company's investment in Zevia LLC. Consequently, management has established a full valuation allowance against the Company's DTAs as of September 30, 2022 and determined that it was more likely than not that its DTAs subject to the TRA would not be realized as of September 30, 2022. The Company has not recognized a liability related to the tax savings it may realize from utilization of such DTAs. As of September 30, 2022, the total unrecorded TRA liability is approximately $55.3 million. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

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

Overview

We are a high-growth beverage company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, Kidz drinks and Sparkling Water. Our products are distributed across the U.S. and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over one billion cans of Zevia sold to date.

Consumers can purchase our products in both brick-and-mortar and e-commerce channels. Zevia was initially distributed in the U.S. natural products retail channel, where we still maintain the leading position. Fueled by a loyal and growing consumer base, we expanded our presence online and into conventional food, drug, warehouse club and mass retailers. In the third quarter of 2022, Zevia continued as the highest selling carbonated soft drink brand on Amazon according to 1010data, which we believe is representative of an online product discovery and education-oriented purchasing process that is gaining traction among shoppers.

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

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of Zevia PBC for financial reporting purposes. Zevia PBC is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, Zevia PBC operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of Zevia PBC will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. Zevia PBC has consolidated Zevia LLC in its financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheet and statement of operations. As of September 30, 2022, Zevia PBC holds an economic interest of 65.1% in Zevia LLC and the remaining 34.9% represents the non-controlling interest.

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

Impact of the Reorganization Transactions

The Company is classified as a corporation for U.S. federal and state income tax purposes. Our accounting predecessor, Zevia LLC, was and is a flow-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. Zevia PBC is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's economic ownership interest in Zevia LLC, which was 65.1% as of September 30, 2022. Accordingly, the historical results of operations and other financial information set forth in this Quarterly Report do not include a provision for U.S. federal income taxes. Following the completion of the Reorganization Transactions, the Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's 65.1% economic interest in Zevia LLC.

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

Equity-Based Compensation

In March 2021, Zevia LLC modified certain outstanding RSU awards originally granted in August 2020 to provide for vesting as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control, or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. In July 2021, Zevia modified all outstanding restricted phantom unit awards to permit settlement into shares, eliminating the existing cash-settlement provision. These modifications resulted in the revaluation of the awards in accordance with US GAAP. No equity-based compensation had been recognized for all of the RSUs and restricted phantom awards as the qualifying vesting event (i.e., the IPO) was not probable. From completion of the IPO through September 30, 2022, the Company recognized $100.0 million of compensation expense attributable to these RSUs and restricted phantom unit awards, as well as other outstanding RSUs issued prior to the IPO. The remaining unamortized fair value of the RSU awards will be recognized as equity-based compensation over the remaining service period of the awards, which vest over a 36-month period following the termination of the lockup period in January 2022. Refer to Note 11 - Equity-based Compensation in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for unamortized equity-based compensation costs related to each type of equity-based incentive award.

Other Factors Affecting Our Performance

COVID-19 UPDATE

The ongoing COVID-19 pandemic, including the emergence of new variants and its resulting impacts on the global economy, including supply chain challenges and labor shortages, have led to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the nine months ended September 30, 2022, we have experienced supply chain constraints and a significant inflationary impact compared to the prior year. These impacts have created headwinds for our products that we expect to continue through the rest of 2022 and into 2023. These inflationary pressures have and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three and nine months ended September 30, 2022 and 2021, respectively.

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

We expect both new distribution and increased organic sales from existing outlets and pricing strategies to contribute to our growth going forward, however sales levels in any given period may be impacted by seasonality and customers efforts to manage inventory.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long- term sales commitments with our customers.

Cost of Goods Sold

Cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, raw materials, packaging, in-bound freight and logistics and third-party production fees. Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Our results of operations depend on our ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long-term contracts with certain suppliers of stevia and aluminum cans. We expect over the long term that, as the scale of our business increases, we will purchase a greater percentage of our aluminum cans directly rather than through third-party manufacturers. We have long-term contracts with certain manufacturers governing pricing and other terms and minimum commitments on our part, but these contracts generally do not guarantee any minimum production volumes on the part of the manufacturers.

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

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of warehousing and distribution costs and advertising and marketing expenses. Warehousing and distribution costs include storage, transfer, repacking and handling fees and out-bound freight and delivery charges. Advertising and marketing expenses consist of variable costs associated with production and media buying of marketing programs and trade events. Selling and marketing expenses also includes the incremental costs of obtaining contracts, such as sales commissions.

Our selling and marketing expenses are expected to increase in absolute dollars, both as a result of the increased warehousing and distribution costs resulting from increased net sales, which we expect to be partially offset by our continued focus on cost improvements in our supply chain, and as a result of increased focus on marketing programs/spend.

General and Administrative Expenses

Administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology and other functions. Our general and administrative expenses are expected to grow at a lower percentage of net sales over time.

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. Over time, we expect our equity-based compensation expense to significantly decrease compared to the year ended December 31, 2021 as a result of the expiration of the lockup period in January 2022, which coincided with the end of the vesting period for the majority of the awards and acceleration of expense in connection with the retirement of certain employees.

Depreciation and Amortization

Depreciation is primarily related to building and related improvements, software applications, computer equipment, quality control and marketing equipment, and leasehold improvements. Intangible assets subject to amortization consist of customer relationships. Non-amortizable intangible assets consist of trademarks, which represents the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacturing, marketing, and distribution of its beverages. We also own several other trademarks in both the U.S. and in foreign countries. Depreciation and amortization expense is expected to increase in-line with ongoing capital expenditures as our business grows.

Other (expense) income, net

Other (expense) income, net consists primarily of interest (expense) income, and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
(in thousands, except per share amounts)
Net sales	$44,239	$38,956		$127,815	$104,002
Cost of goods sold	25,071	21,189		73,445	54,858
Gross profit	19,168	17,767		54,370	49,144
Operating expenses:
Selling and marketing	12,916	13,597		42,845	33,237
General and administrative	8,310	7,698		28,257	19,352
Equity-based compensation	6,837	45,731		23,781	45,804
Depreciation and amortization	326	239		1,005	713
Total operating expenses	28,389	67,265		95,888	99,106
Loss from operations	(9,221)	(49,498)		(41,518)	(49,962)
Other (expense) income, net	26	(213)		64	(251)
Loss before income taxes	(9,195)	(49,711)		(41,454)	(50,213)
Provision for income taxes	(1)	(50)		(23)	(50)
Net loss and comprehensive loss	(9,196)	(49,761)		(41,477)	(50,263)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	—	1,411		—	1,913
Loss attributable to noncontrolling interest	1,712	22,527		12,005	22,527
Net loss attributable to Zevia PBC	$(7,484)	$(25,823)		$(29,472)	$(25,823)

Net loss per share attributable to common stockholders
Basic	$(0.17)	$(0.75)	(1)	$(0.73)	$(0.75)	(1)
Diluted	$(0.17)	$(0.75)	(1)	$(0.73)	$(0.75)	(1)

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22,2021 through September 30, 2021, the period following the Reorganization Transactions and IPO.

The following table presents selected items in our condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of goods sold	57%	54%	57%	53%
Gross profit	43%	46%	43%	47%
Operating expenses:
Selling and marketing	29%	35%	34%	32%
General and administrative	19%	20%	22%	19%
Equity-based compensation	15%	117%	19%	44%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	64%	173%	75%	95%
Loss from operations	(21)%	(127)%	(32)%	(48)%
Other (expense) income, net	0%	(1)%	0%	(0)%
Loss before income taxes	(21)%	(128)%	(32)%	(48)%
Provision for income taxes	(0)%	(0)	(0)%	(0)
Net loss and comprehensive loss	(21)%	(128)%	(32)%	(48)%
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	0%	4%	0%	2%
Loss attributable to noncontrolling interest	4%	58%	9%	22%
Net loss attributable to Zevia PBC	(17)%	(66)%	(23)%	(25)%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Sales

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Net sales	$44,239	$38,956	$5,283	13.6%

Net sales were $44.2 million for the three months ended September 30, 2022 as compared to $39.0 million for the three months ended September 30, 2021. Equivalized cases sold were 3.6 million for the three months ended September 30, 2022 as compared to 3.5 million for the three months ended September 30, 2021. Net sales growth was driven by the 2.3% increase in the number of equivalized cases sold and the impact of product mix resulting in $3.1 million higher net sales. Pricing increases also contributed to higher net sales of $2.2 million. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Cost of goods sold	$25,071	$21,189	$3,882	18.3%

Cost of goods sold was $25.1 million for the three months ended September 30, 2022 as compared to $21.2 million for the three months ended September 30, 2021. The increase of $3.9 million or 18.3%, was primarily due to a 2.3% increase in the shipment of equivalized cases resulting in $0.5 million higher costs of goods sold, and $3.4 million higher cost of goods sold due to broad-based inflation.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Gross profit	$19,168	$17,767	$1,401	7.9%
Gross margin	43.3%	45.6%

Gross profit was $19.2 million for the three months ended September 30, 2022 as compared to $17.8 million for the three months ended September 30, 2021. The increase in gross profit of $1.4 million, or 7.9%, was primarily driven by higher net sales, offset by higher cost of goods sold.

Gross margin for the three months ended September 30, 2022 declined to 43.3% from 45.6% in the prior-year period. The decline was primarily due to the impact of inflationary pressures partially offset by price increases.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Selling and marketing expenses	$12,916	$13,597	$(681)	(5.0)%

Selling and marketing expenses were $12.9 million for the three months ended September 30, 2022 as compared to $13.6 million for the three months ended September 30, 2021. The decrease of $0.7 million, or 5.0%, was primarily due to lower freight and warehousing costs of $0.2 million driven by pricing and efficiencies and a reduction of non-working marketing costs of $0.5 million.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
General and administrative expenses	$8,310	$7,698	$612	8.0%

General and administrative expenses were $8.3 million for the three months ended September 30, 2022 as compared to $7.7 million for the three months ended September 30, 2021. The increase of $0.6 million, or 8.0%, was primarily driven by a $1.1 million increase in headcount and personnel costs to support our growth, partially offset by a $0.5 million decrease in public company costs due to expense optimization initiatives.

Equity-Based Compensation Expenses

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Equity-based compensation	$6,837	$45,731	$(38,894)	N/M

Equity-based compensation expense was $6.8 million for the three months ended September 30, 2022, of which $3.8 million related to RSU awards that were accelerated upon retirement of a legacy senior management employee, and the remaining $3.0 million related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $38.9 million was primarily driven by RSU and restricted phantom stock awards that vested over six months following the IPO in the prior year.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Net Sales

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Net sales	$127,815	$104,002	$23,813	22.9%

Net sales were $127.8 million for the nine months ended September 30, 2022 as compared to $104.0 million for the nine months ended September 30, 2021. Equivalized cases sold were 10.9 million for the nine months ended September 30, 2022 as compared to 9.3 million for the nine months ended September 30, 2021. Net sales growth was driven by the 16.9% increase in the number of equivalized cases sold, primarily from distribution expansion of $14.1 million, and $9.7 million from organic growth, product mix, and pricing increases. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Cost of goods sold	$73,445	$54,858	$18,587	33.9%

Cost of goods sold was $73.4 million for the nine months ended September 30, 2022 as compared to $54.9 million for the nine months ended September 30, 2021. The increase of $18.6 million, or 33.9%, was primarily due to a 16.9% increase in the shipment of equivalized cases resulting in $9.3 million higher cost of goods sold, and $9.3 million higher cost of goods sold primarily due to broad-based inflation.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Gross profit	$54,370	$49,144	$5,226	10.6%
Gross margin	42.5%	47.3%

Gross profit was $54.4 million for the nine months ended September 30, 2022 as compared to $49.1 million for the nine months ended September 30, 2021. The increase in gross profit of $5.2 million, or 10.6%, was primarily driven by higher net sales, partially offset by higher cost of goods sold.

Gross margin for the nine months ended September 30, 2022 declined to 42.5% from 47.3% in the prior-year period. The decline was primarily due to the impact of inflationary pressures partially offset by price increases.

Selling and Marketing Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Selling and marketing expenses	$42,845	$33,237	$9,608	28.9%

Selling and marketing expenses were $42.8 million for the nine months ended September 30, 2022 as compared to $33.2 million for the nine months ended September 30, 2021. The increase of $9.6 million or 28.9%, was largely due to $3.5 million higher freight and warehousing costs as a result of increases in equivalized cases produced and sold, increases in repacking fees of $2.6 million, and higher freight costs amounting to $3.7 million due to inflation.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
General and administrative expenses	$28,257	$19,352	$8,905	46.0%

General and administrative expenses were $28.3 million for the nine months ended September 30, 2022 as compared to $19.4 million for the nine months ended September 30, 2021. The increase of $8.9 million, or 46.0%, was primarily driven by a $6.4 million increase in headcount and personnel costs to support our growth, and a $2.6 million increase in costs related to being a public company, including insurance, accounting, and legal and other professional fees.

Equity-Based Compensation Expense

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	Percentage
Equity-based compensation	$23,781	$45,804	$(22,023)	N/M

Equity-based compensation expense was $23.8 million for the nine months ended September 30, 2022, of which $3.1 million related to RSU awards and restricted phantom stock awards that vested as of the expiration of the IPO lock-up period in January 2022, $7.8 million related to RSU awards that were accelerated upon retirement of certain senior management employees, and the remaining $12.9 million related to outstanding equity-based awards being recognized over the remaining service periods of the awards.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters of the year, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2022, we had $49.2 million in cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2022, together with our operating activities and available borrowings under the Secured Revolving Line of Credit, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business.

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

In connection with the IPO and the Reorganization Transactions, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $65.1 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $55.3 million through 2037.

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

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(19,346)	$(13,094)
Investing activities	$27,818	$(2,308)
Financing activities	$(2,346)	$79,186

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $19.3 million for the nine months ended September 30, 2022 was primarily driven by a net loss of $41.5 million and by a net decrease in cash related to changes in operating assets and liabilities of $3.2 million, partially offset by non-cash expenses of $25.3 million primarily related to equity-based compensation and depreciation and amortization expense. Changes in cash flows related to operating assets and liabilities were primarily due to an increase in accounts receivable of $4.5 million due to increases in net sales, an increase in inventories of $5.8 million in anticipation of future sales, offset by a $0.1 million decrease in prepaid expenses and other assets, primarily due to amortization of prepaid insurance policies, and a $7.5 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net cash used in operating activities of $13.1 million for the nine months ended September 30, 2021 was primarily driven by net loss of $50.3 million and by a net decrease in cash related to changes in operating assets and liabilities of $9.9 million, partially offset by non-cash expenses of $47.0 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a $7.6 million increase in accounts receivable due to increase in net sales, a $4.1 million increase in inventory due to the timing of inventory purchases, and a $3.6 million increase in prepaid expenses primarily related to prepaid insurance as a result of becoming a public company, offset by a $5.9 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of $27.8 million for the nine months ended September 30, 2022 was primarily due to proceeds from maturities of short-term investments of $30.0 million, offset by purchases of property and equipment of $2.2 million for marketing fixtures, software applications and computer equipment used in ongoing operations.

Net cash used in investing activities of $2.3 million for the nine months ended September 30, 2021 was primarily due to the purchase of a warehouse facility used in ongoing operations.

Net Cash Used in Financing Activities

Net cash used in financing activities of $2.3 million for the nine months ended September 30, 2022 was primarily due to minimum tax withholdings paid on behalf of employees for net share settlements of $2.1 million and payment of debt issuance costs of $0.3 million in connection with the Secured Revolving Line of Credit.

Net cash used in financing activities of $79.2 million for the nine months ended September 30, 2021 was due to our IPO of Class A common stock, in which we received net proceeds of $139.7 million, after deducting underwriting discounts and commissions of $10.1 million. We paid offering expenses related to the IPO and the Reorganization Transactions of $8.1 million. Upon the closing of the IPO, we used (i) approximately $25.5 million to purchase Class B units and corresponding shares of Class B common stock from certain Zevia LLC’s unitholders, including certain members of our senior management, at a per-unit price equal to the per-share price paid by the underwriters for shares of Class A common stock, (ii) approximately $0.4 million to cancel and cash-out outstanding options held by certain option holders, including certain members of our senior management, at a per-option price equal to the per-share price paid by the underwriters for shares of Class A common stock, and (iii) approximately $23.7 million to pay the cash consideration to certain pre-IPO institutional investors in connection with the merger of the blocker corporations into Zevia PBC with Zevia PBC continuing as the surviving entity. The IPO related amounts were partially offset by distribution to unitholders for tax payments of $2.7 million.

Non-GAAP Financial Measures

We report our financial results in accordance with US GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our operating performance.

We calculate Adjusted EBITDA as net loss adjusted to exclude: (1) other income (expense), net, which includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets, (2) provision (benefit) for income taxes, (3) depreciation and amortization, and (4) equity-based compensation. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the TRA liability and other infrequent and unusual transactions.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with US GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating expenses, including interest (income) expense, foreign currency (gains)/losses and (gains)/losses on disposal of fixed assets. In addition, our use of Adjusted EBITDA may not be comparable to similarly-titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income (loss) and other results stated in accordance with US GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with US GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss and comprehensive loss	$(9,196)	$(49,761)	$(41,477)	$(50,263)
Other expense (income), net*	(26)	213	(64)	251
Provision for income taxes	1	50	23	50
Depreciation and amortization	326	239	1,005	713
Equity-based compensation	6,837	45,731	23,781	45,804
Adjusted EBITDA	$(2,058)	$(3,528)	$(16,732)	$(3,445)

* Includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets.

Commitments

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space and vehicles. For a further discussion on our debt and operating lease commitments as of September 30, 2022, see the sections above as well as Note 7, Debt, and Note 8, Leases, included in the condensed consolidated financial statements of this Quarterly Report.

On March 25, 2022, the Company entered into an amendment to the lease for our corporate headquarters offices to extend the term through December 31, 2023 and expand the total square footage from 17,923 square feet to 20,185 square feet commencing on May 1, 2022.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of September 30, 2022.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if any of the following events occur; (i) we have more than $1.07 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A common stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three- year period.

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

The price for aluminum cans also fluctuates depending on market conditions. There is currently an ongoing North American shortage of aluminum cans. We have contracts with certain suppliers of aluminum cans, but such contracts do not cover all of our expected future needs for aluminum cans. We might not be able to source enough aluminum cans in the future to meet our consumers’ demand. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the nine months ended September 30, 2022, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum would have resulted in an increase of approximately $1.2 million or a decrease of $1.2 million, respectively, to cost of goods sold.

We are working to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the United States or increase net sales outside of the United States that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the nine months ended September 30, 2022 and 2021.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and determined that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Management determined that as of September 30, 2022, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 10, 2022

By:		/s/ Denise D. Beckles
	Name:	Denise D. Beckles
	Title:	Chief Financial Officer
(Principal Financial Officer)
	Date:	November 10, 2022

By:		/s/ Hany Mikhail
	Name:	Hany Mikhail
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
	Date:	November 10, 2022