Form 10-K
period 2022-12-31
Zevia PBC
filed 2023-03-10
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40630

Zevia PBC

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2862492
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15821 Ventura Blvd., Suite 135

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (treating directors, executive officers and beneficial owners of 10% or more of the Registrant's common stock outstanding as of that date, for this purpose, as affiliates) was approximately $102.6 million (based on the closing sales price of the Registrant's Class A common stock on the New York Stock Exchange on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2023 there were 48,564,294 shares and 21,798,600 shares of the Registrant’s Class A and Class B common stock outstanding, respectively, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for use in connection with its 2023 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Los Angeles, California

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about shifting market demand and consumer preferences, ability to effectively compete, commitment to creating ESG impact, human capital objectives, validity of our trademarks and other intellectual property, impact of government regulations , liquidity and capital requirements, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” "pursue,” "seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report including, but not limited to, the following:

•
failure to further develop and maintain our brand;
•
change in consumer preferences, perception and spending habits, particularly due to impacts of inflation, in the beverage industry and on zero sugar, naturally sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our products, including new offerings;
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
•
the impact of the COVID-19 pandemic, any future pandemics or other disease outbreaks on our business, results of operations and financial condition;
•
the impact of adverse global macroeconomic conditions, including rising interest rates, recession fears and inflationary pressures, and geopolitical events or conflicts;
•
failure to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture;
•
failure to introduce new products or successfully improve existing products;
•
inaccurate or misleading marketing claims, whether or not substantiated;
•
climate change, adverse weather conditions, natural disasters and other natural conditions;
•
difficulties and challenges associated with expansion into new markets;
•
inability to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products due to reliance on a limited number of third-party suppliers and trade tensions between the U.S. and China;
•
substantial disruption at our independent third-party manufacturing and distribution facilities;
•
concentration in our customer base and the loss of any large customer;
•
extensive governmental regulation and enforcement if we are not in compliance with applicable requirements;
•
dependence on distributions from Zevia LLC to pay any taxes and other expenses;
•
changes in laws and regulations relating to beverage containers and packaging;
•
impacts from our status, duty and liability exposure as a public benefit corporation;
•
loss of any registered trademark or other intellectual property;
•
inadequacy, failure, interruption or security breaches of our information technology systems and failure to comply with data privacy and information security laws and regulations; and
•
other risks, uncertainties and factors set forth under "Item 1A. Risk Factors."

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

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by applicable law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

References in this Annual Report to “Zevia PBC” refer to Zevia PBC and not to any of its subsidiaries unless the context indicates otherwise. References in this Annual Report to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions (as defined in Note 1 - Description of Business in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report), to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise.

Available Information

We make available, free of charge, on the "Investors Relations" section of our website, https://www.zevia.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of the site is http://www.sec.gov.

Our amended and restated certificate of incorporation, amended and restated bylaws, corporate governance principles, charters of the Audit, Compensation, Nominating and Enterprise Risk Management, and Environmental, Social and Governance (“ESG”) committees, our code of business conduct and ethics may be found under the “Investors Relations” section of the website at https://www.zevia.com. The information on the Company's website is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

We routinely announce material information to investors, stockholders and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Zevia Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (e.g., @Zevia, #Zevia, #ZeviaLife and #LiveYourBest on Facebook, Instagram and Twitter). The information posted on social media channels is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Zevia Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, stockholders, the media, and others interested in Zevia to review the information that it shares at the “Investors” link located at the bottom of our webpage at https://investors.zevia.com/ and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Request Email Alerts" in the "Investors" section of Zevia’s website at https://investors.zevia.com/.

Our Business

We are a high-growth beverage company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation" by B Lab, an independent non-profit organization, and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium, We offer a variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, and Kidz drinks.

Our products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers in the grocery, drug, warehouse club, mass, natural, specialty outlets, and e-commerce channels. We believe consumers are increasingly seeking great tasting beverage options that are better-for-you which has benefited the Zevia® brand and resulted in over 1.6 billion cans of Zevia sold to date.

ESG and Social Impact

Our focus on ESG is core to how we conduct our business, and we believe this focus makes us a more successful company. We are dedicated to acting responsibly and strive to do our part in making the world a better place with every drink. We are committed to creating real ESG impact through combatting the harmful effects of sugar, reducing plastic waste, democratizing healthier lifestyles and fostering an employee-centric culture.

As a public benefit corporation, we are guided by our mission to support the health of our consumers. Our products help consumers reduce their sugar intake and avoid artificial ingredients by offering a refreshing and enjoyable zero sugar, naturally sweetened alternative to high-sugar and artificially sweetened competitors. We estimate that by choosing Zevia, our consumers have eliminated over 66,000 metric tons of sugar in their diets since 2011.

Sustainable packaging is one of the top priorities for us and we actively seek to minimize our environmental impact. Since our founding in 2007, we have never sold a beverage in a plastic bottle. Through only using aluminum cans, we estimate that we have saved over 22,000 metric tons of plastic and eliminated one billion plastic bottles from littering our roadways, our waterways, and our communities since 2011. In addition, we reduce our use of packaging materials where possible. For example, we have eliminated both corrugate trays from our supply chain for our ten pack Soda items and plastic rings from our Canadian six pack Soda items, replacing those with a recyclable cardboard overwrap.

Our Brand

The Zevia® brand promise is to offer delicious beverages that are better-for-you and better for the environment. We take pride in reducing plastic waste by using only aluminum cans as beverage containers. We market Zevia under one unified brand across multiple beverage categories, including Soda, Energy Drinks, Organic Teas, Mixers, and Kidz drinks. We believe our brand has extensive consumer reach potential, as we deliver beverage offerings with a diversity of flavors and categories that we believe appeal to every family member, time of day, and usage occasion. This is evidenced by our #1 brand ranking within carbonated soft drink brands in the Natural Channel according to SPINS, and our status as the #1 selling carbonated soft drink brand on Amazon in 2022 according to 1010data.

Our brand has grown significantly over the past decade, which has been largely tied to a dedicated and growing consumer base. In 2022, Zevia added 1.4 million more households to the brand and expanded purchasing options across new channels, such as warehouse club, with Zevia variety offerings that are designed to satisfy the entire household.

Our consumers are our best advocates and their loyalty is rooted in their alignment with our messaging and mission. Our consumer base over-indexes to Gen Z and Millennials, particularly among those starting families. We believe this consumer base favors better-for-you options that support a balanced lifestyle and that they are driven less by discounts than some other demographic groups. We believe Zevia consumers are heavily beverage engaged and migrate from other traditional full-calorie and low-calorie soda brands to including Zevia as an incremental beverage choice to aid in supporting their balanced lifestyle. We believe Zevia consumers care about their diets and their planet, and are willing to pay a premium for those attributes. Zevia drinkers have historically increased their brand spending over time, and tend to spend more on average than traditional shoppers within the soft drink, energy and ready-to-drink tea categories. According to Numerator data for the 12 months ending December 31, 2022, Zevia households increased their total spend on Zevia, purchased the brand more often, and spent more on the brand on every trip. Those households most engaged with the brand and purchasing multiple product lines increased their purchases even more, spending 2-3x more than the average for total Zevia households as they tried additional products across the Zevia portfolio.

Zero Sugar/Diet Sodas were a $19.6 billion Carbonated Soft Drinks ("CSD") segment in 2022, growing 18% since 2021 according to SPINS. This better-for-you CSD segment has consistently outpaced other beverage categories in recent years highlighting the shifting consumer preferences. According to Numerator, our household penetration of 6.4% during the year ended December 31, 2022 versus 5.3% in the year ended December 31, 2021 is low compared to 40% to 70% penetration, respectively, of full and low calorie category brand leaders in the same time periods, and we see a meaningful opportunity to grow by increasing our brand trial alone.

Our Products

Since our founding in 2007, we have grown from three flavors of soda to a platform brand with multiple product lines that each have several flavor variations. Each of our product lines has been carefully crafted for consumer enjoyment, with the goal of ensuring that flavor is not sacrificed in the process of eliminating sugar and artificial ingredients, including coloring and flavors. In addition, continuous improvement is a Zevia core value, and as such we strategically reformulate our products from time to time to further enhance taste and simplify ingredients.

Soda. Soda, our flagship product released in 2008, is the better-for-you alternative to conventional sodas and diet sodas with no artificial ingredients. Our Soda is available in 15 core flavors and annual limited-time-offer flavors to drive excitement. Our Soda sales constituted approximately 88% of our net sales in 2022.

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

We benefit from sustained shifts across the liquid refreshment beverage market. We believe consumers are becoming more health conscious and focused on reducing sugar in their diets and are increasingly averse to added sugars. Many consumers are making choices with sustainability in mind, including plastic waste reduction. As a great-tasting, clean label beverage supporting a positive environmental and social impact, we are positioned to appeal to a broad range of consumer needs in our current markets and beyond.

Consumers can purchase our products in both brick and mortar and e-commerce channels. We are an omnichannel brand found in more than 32,000 retailer locations across the traditional grocery, natural grocery, specialty outlets, warehouse club, and drug channels, and on e-commerce platforms.

Sales and Marketing and Consumer Outreach

Our marketing strategy is to build brand awareness and drive product trial, targeting consumers as close to the point of purchase as possible, as we believe that many purchasing decisions are made in-store during the shopping experience. As such, we seek to deploy funding to enhance our presence at shelf, including shelf tags, product displays and other means to build consumer awareness. We also deploy marketing funds in-store, through advertising and couponing vehicles, and around the store via geotargeted digital advertising and offers. In addition, we seek to raise awareness of the Zevia® brand through advertising programs targeted to key lifestyle segments such as families and healthy lifestyle enthusiasts.

In 2022, Zevia re-engaged its product sampling activities, with the goal of driving increased consumer awareness and product trial. We believe our product sampling activities both in-store and at sampling events outside of the store drive trial and are key to winning share of market and increasing our household penetration.

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

We are undertaking a number of initiatives to increase product trial and enhance brand messaging through awareness-building tactics, which include an improved approach to digital-first marketing, innovation, sampling, and expanding distribution. Our omnichannel approach engages with consumers over multiple touchpoints throughout their product discovery journey, stimulating trial, and leverages our brand awareness to grow cross-portfolio velocities and market share.

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

Sales

As of December 31, 2022, our sales team is comprised of 26 people. The team works in close coordination with a national network of broker and distributor sales teams that gives us access to accounts across the U.S.

Innovation

Innovation is an integral part of what we do. We regularly look for ways to improve product taste, expand our offerings across categories and usage occasions, improve the sustainability of our packaging formats and simplify our plant-based ingredients.

Our product development team collaborates across our organization and supplier base to identify areas to improve our existing offerings and create new offerings. Our development team coordinates the creation, testing, launch and improvement of our products in collaboration with our suppliers. We employ in-house food scientists to help create the next iterations of our products.

We have refined the formulas of our products to appeal to ensure they meet our shoppers’ evolving taste profile, and have launched line and flavor extensions within existing categories to further fulfill consumer needs. Our robust pipeline of new category innovations is expected to allow us to thoughtfully and strategically enter new segments within the beverage space and maximize share of stomach by offering flavors and beverages that can appeal to every family member.

Our team is also working to improve our ingredients and packaging. Our main ingredient, after carbonated water, is stevia sweetener, which is extracted from the leaves of the stevia rebaudiana plant, containing many different naturally-occurring sweet compounds called steviol glycosides (“SG”). Each specific SG has a unique taste perception property, and is present in the leaf at widely differing percentages, driving cost differences between high-content SGs and low-content SGs. We regularly refine our stevia blend in an effort to maintain leadership in our sweetener system and currently use a specific stevia extract product that contains a particular blend of SGs that was found to perform the best across our beverage platform, providing more rounded sweetness with minimal aftertaste commonly associated with other stevia sweeteners. In addition, we continue to evaluate and research alternate ingredients, including plant-based sweeteners other than stevia extract, that may meet or exceed our sensory and cost standards. We also assess how we can reduce our carbon footprint and plastic waste through our packaging. We believe that by consistently offering great tasting products that are all zero calorie and naturally sweetened, with sustainable packaging under one brand, we can attract consumers to our new flavors and categories.

Our Supply Chain

Our products are produced and distributed through an expansive supply network of third-party contract manufacturers, logistics providers and distribution centers. We have valuable, long-standing relationships across our supply chain, and we work closely with our external supply chain partners to try to maximize forward-looking capacity and take a thoughtful approach to how we can leverage our existing relationships with our innovation efforts.

In the latter part of 2022, we implemented initiatives to transform our operations, including reducing our warehouse footprint to six U.S. and two Canadian warehouses that are aligned geographically and designed to optimize freight between our co-packers and customers, which will continue into 2023. We also ramped up repacking capabilities at seven of these eight facilities, utilizing automation where possible to rapidly deliver custom packs with regional efficiency. We also utilize a network of four consolidation locations to build more efficient freight into customers requiring full truckloads from multiple manufacturers. We periodically source freight lanes from carriers and freight brokers to help us manage costs, and seek to lock in rates for specified time periods. We continue to enhance utilization of our transportation management system to support tendering, management and costs associated with our freight and to get better visibility of delivery status.

Ingredients and Ingredient Suppliers

The principal ingredients of our beverages, aside from carbonated water, are stevia sweetener, flavors, and citric acid. All Zevia products are solely sweetened with highly purified stevia leaf extract. Zevia products do not contain erythritol. All Zevia beverages are zero sugar and naturally sweetened with plant-based ingredients that are Non-GMO Project verified. Our stevia extract is sourced through a multi-year supply agreement with a large multi-national ingredient company with international agriculture operations and substantial research and development capabilities. Although we do not view our stevia blend as a commodity ingredient, we are actively working to diversify sourcing to help de-risk supply and cost shocks from potential global disruptions. Our product development team provides ongoing sensory and cost evaluation of competing stevia extract products as well as other plant-based sweeteners as a means of planning alternate sources of supply that meet or exceed our sensory expectations.

Flavors are developed in collaboration with our product development team and our three flavor ingredient suppliers, as well as with our tea supplier. These suppliers produce and supply the unique flavor ingredients to our contract manufacturers. We do not have long-term supply agreements with these ingredient suppliers. For flavors and for our other ingredients, we continuously seek to diversify our sourcing strategies in order to de-risk potential ingredient supply interruptions.

Packaging and Packaging Suppliers

We have chosen aluminum beverage cans as our primary packaging containers, which have the highest recycling rate of any beverage packaging format and a low carbon footprint in the supply chain. We source beverage cans primarily through a major can manufacturer with whom we have a direct supply contract, as well as through contract manufacturers and opportunistic spot purchasing. As supply constraints on cans have eased over the past year, we have increased our focus on localized sourcing and copacker direct shipments.

Manufacturing and Supply Planning

We have relationships with five contract manufacturers who operate our manufacturing facilities across the U.S. and Canada. We are reducing the number of specific manufacturing locations from 17 to nine to simplify our supply chain and build broader strategic partnerships. This includes a new copacker ramping up production in the first fiscal quarter of 2023. We expect to continue seeking out other potential partnerships that provide cost competitiveness, responsiveness, and geographic growth potential. We also multi-source package types where volumes allow to mitigate supply risk in the event of a disruption at a specific facility and to disperse production geographically to reduce freight miles driven to distribute our products. Our contracts are typically in the form of multi-year master service agreements that define overall commercial and legal terms, while volume forecasts, production costs and other services are typically re-evaluated annually or as needed. The majority of such agreements are pricing and volume-based forecasts rather than "take or pay"; however, we may tactically consider "take or pay" arrangements to improve assurance of supply for both co-pack volume and aluminum cans.

Quality Control

Upon receipt of ingredients, we receive certifications from our suppliers in order to confirm that they meet our specifications. Contract manufacturers perform in-process quality checks common to the carbonated soft drink industry, throughout the manufacturing process. We provide beverage specifications for every unique formula, as well as Zevia-specific quality requirements to our manufacturers so that they comply with our unique needs.

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

Distribution

We believe we have created a meaningful flywheel for consumer acquisition in which shoppers are able to discover, learn about and purchase our brand online and offline across multiple channels and platforms. Our online platforms serve as trial generating and transaction intensification opportunities, allowing for full Zevia portfolio offerings, including our bestselling variety packs, which stimulate significant consumer engagement. In addition to helping Zevia maintain our status as the #1 total carbonated soft drink brand on Amazon, our e-commerce buyers are also heavily engaged with the brand offline. According to Numerator, 61% of Zevia shoppers who purchased us online in 2022 also purchased Zevia in brick-and-mortar retailers. Moreover, shoppers who bought Zevia products online spend 3.5x more on our brand across all channels on average.

Offline, we have strong, long-standing relationships with grocery, drug, warehouse club, mass, natural, and specialty retailers with whom we can grow distribution and sales through increased store penetration and shelf space. In 2022 we gained both overall store distribution and increases in items carried in these existing channels. We increased our store count by more than 1,100 locations versus 2021 according to SPINS and Nielsen data. We also increased the number of overall Zevia items carried across retailers, particularly with the introduction of Sleek cans for immediate consumption and larger packs that satisfied consumer needs for stocking up at home. We believe that our brick-and-mortar retailers value Zevia’s continued sales growth and margin profile with significant upside with both overall store count growth with major retailers and with expansion of items carried in each store.

Beyond these channels, we believe there is significant opportunity to continue expanding distribution and total item availability in the drug, warehouse club, and foodservice channels in order to be as present as possible where our shoppers are seeking to buy us.

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

Human Capital Resources

Zevia’s passion to democratize healthier lifestyles – by providing affordable, better-for-you, naturally sweetened beverages without sugar or calories and never in plastic containers – is reflected in the organization’s people and culture. We offer a diverse, inclusive and challenging work environment comprised of team members who are representative of the communities we serve. Our core values - passion, respect, gratitude, learning, a positive attitude, teamwork, continuous improvement, and living our best, – are at the foundation of our strategies to drive our mission and business. In order for us to attract and retain the best talent, we have an inclusive, strategic and well-defined human capital planning process and a management approach that aligns to our business needs and mission.

As of December 31, 2022, we had 106 full-time team members in the United States, and 4 full-time team members in Canada. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our team members is represented by a labor union. We maintain a strong relationship with our team members and have never experienced a labor-related work stoppage.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation Committee, which is responsible for governance over policies regarding human capital and compensation practices, including executive compensation, diversity and inclusion, pay equity, recruiting, retention, training and development, safety, and creating a working environment consistent with our culture, objectives and strategy.

Employee Health and Safety during COVID-19

As a values-driven organization, the health, safety and well-being of our team members is our top priority. We prioritize safety for all employees through a combination of education, training and safety-related policies, while also maintaining compliance with applicable regulations, including Occupational Safety and Health Administration (OSHA) guidelines and mandates by local health authorities. Specifically, we implement custom Injury and Illness Prevention Programs for our headquarters including safety training for medical emergencies, power failure, bomb threat, fire safety, earthquake, and evacuation prevention practices. Beginning in January 2023, our LA-based employees returned to work in our headquarters, and all employees were provided a flexible schedule of working in the office or remotely depending on job responsibilities, company need and performance. We also transformed our business communications to video conferencing as our preferred communication format to allow for flexibility and cross-functionality for all locations.

Diversity, Equity and Inclusion

Our commitment to diversity, equity and inclusion starts at the top with a highly skilled, diverse executive leadership team and Board of Directors in terms of both gender and race, and representative by our Board of Directors and executive leadership team. We promote diversity, equity and inclusion at all levels of our organization, and our senior leadership team has developed a diversity and inclusion framework that is centered on minimizing subjectivity via data-driven decisions to reduce the risk of bias and ensure that everyone owns responsibility for inclusive behaviors and actions across the organization.

Zevia promotes equity through consistency and fairness with our people policies and practices that offer access, opportunity, and career growth for all team members equally. We have best practice standards across all stages of the employee lifecycle, including performance standards. We strive to make promotions, compensation and growth opportunities are impartial, just and transparent. We offer a consistent compensation policy across base salary, bonus, equity and benefit contributions. Everyone is an owner at Zevia and we work together as one team to deliver results and achieve performance.

Our Diversity, Equity and Inclusion ("DEI") Taskforce, comprised of a diverse group of representatives from all levels of the organization, aims to give our team members a voice in DEI work and allows different perspectives to shape and hold accountable and transparent our people policies and practices. In partnership with our People team, the DEI Taskforce prioritizes topics related to the lifecycle of an employee's experience at Zevia and through a DEI lens, offers suggestions for improvement. Team members participate in the DEI Taskforce for approximately 12-months and regularly report on its work, priorities and accomplishments to the overall organization, to foster transparency and trust.

Culture and Engagement

Our team drives the success of our brand, and every leadership or full team engagement features a conscious effort to engage and communicate with a focus on our values. Our People team manages themes for contests, celebrations across diverse interests through the year, mental health resources, open surveys, team communication platforms, and training on resource access.

In order to ensure that we are meeting our human capital objectives, we frequently utilize internal employee surveys to understand the effectiveness of our people programs and where we can improve across the organization. Our team also has access to participate in independent third-party surveys through Comparably.com, providing qualitative results that reported a rating of 4.5 out of 5 stars for Company Culture, and 97 out of 100 for CEO Rating.

In 2022, the Company was recognized with the following seven awards from Comparably.com, measured by anonymous employee surveys: 2022 Best Company Outlook, 2022 Best Company Los Angeles, 2022 Best Company Perks & Benefits, 2022 Best Company Compensation, 2022 Best Company Career Growth, 2022 Best CEOs for Diversity, 2022 Best CEOs for Women.

Talent Acquisition

We hired 44 new team members in 2022, 77% of which were sourced by internal recruitment. As part of our DEI initiative, we have implemented best-in-class recruitment practices to remove bias in the selection process and we reflect our values to candidates through job description language using gender-neutral pronouns, no video calls during the first interview, and standard assessments for applicable roles. We find candidates through a wide variety of sources to expand diversity, we offer flexible education requirements by role, and structure interviews with consistent processes to minimize bias. We conduct transparent, collaborative and panel interviews for group input on all hires.

Benefits and Compensation Strategies

We strive to attract and retain diverse, high caliber individuals who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender, race or other personal characteristics. Our compensation program is designed to ensure our talented team is fairly paid and well rewarded for performance. The foundation of our compensation policy is a base salary and a performance-based bonus with targets tied to the Company’s annual financial performance. We regularly review and survey our compensation and benefit programs against the market to confirm we remain competitive in our hiring practices. We aim for equity and make conscious efforts to close the pay equity gap through market adjustments and new-hire offers considered with thorough and transparent analysis.

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

Our policies apply worldwide, with competitive benefit packages for all team members consistently applied but tailored to market-specific practices.

Training and Organizational Development

Our team members have access to various internal and external formal training and development courses to support individual growth. We offer an annual professional development allowance for continued advancement, with focus on a team member’s career path at Zevia. We seek to promote from our internal talent pool as part of our enterprise-wide succession plan. Our internal trainings include custom trainings by department and role, 100% participation in DEI training, and management training and development. In 2022, we continued with our Zevia University initiative where we offer unlimited courses online for all levels of employees to enhance soft skills, professional acumen and discipline-specific skills. We had 80 total enrollments with 40% of those being new learners in 2022.

Performance Management

We are focused on setting clear and specific expectations for performance that align with individual strengths and company objectives. We believe in a customized approach, where high-performers are rewarded. Our managers also conduct90-day reviews for new hires, mid-year reviews to formally track performance, and annual reviews for all employees, goals management throughout the year via an online portal, incorporate short- and long-term career goals during each review, and conduct regular one-on-one sessions to provide feedback, coaching and support. Our approach is designed to foster accountability, transparency and recognition, which we believe drives both retention and high performance.

Seasonality

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

Trademarks and Other Intellectual Property

We own domestic and international trademarks and other proprietary rights that are important to our business, including our principal trademark, Zevia®. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. All of our material trademarks are registered with the U.S. Patent and Trademark Office. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to our consumers. We have applied for or have trademark registrations internationally as well. We believe the protection of our trademarks and domain names is important to our success.

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

Our products and sales of our products are regulated in the United States as conventional foods. Our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to stringent regulations and standards established by, among others, the U.S. Federal Trade Commission (“FTC”), the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”), the U.S. Environmental Protection Agency (“EPA”), OSHA and similar state and local agencies. The regulations and standards include various aspects of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Federal Trade Commission Act, the Food Safety Modernization Act, the Lanham Act, the Robinson-Patman Act, state consumer protection laws and state warning and labeling laws, such as Proposition 65 in California. Under these statutes, federal and state agencies regulate, among other things, the manufacturing, preparation, quality control, import, export, packaging, labeling, storage, recordkeeping, marketing, advertising, promotion, distribution, fair pricing, safety, and/or adverse event reporting of conventional foods. Among other things, manufacturers of conventional foods must meet current good manufacturing practices (“cGMPs”) and other requirements applicable to the manufacturing, packaging, labeling and holding of foods. In addition, our products are manufactured pursuant to special certification programs such as those for organic, Kosher, and non-GMO products among others, and we must comply with strict standards imposed by federal, state, and third-party certifying organizations.

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

Products that do not comply with any governmental or third-party regulations and standards may be considered adulterated or misbranded and we may face adverse consequences, including but not limited to, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, import holds, injunctions, fines, civil penalties, civil law suits, or criminal prosecution.

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
•
change in consumer preferences, perception and spending habits, particularly due to impacts of inflation, in the beverage industry and on zero sugar, naturally sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our products, including new offerings;
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
•
the impact of the COVID-19 pandemic, any future pandemics or other disease outbreaks on our business, results of operations and financial condition;
•
the impact of adverse global macroeconomic conditions, including rising interest rates, recession fears and inflationary pressures, and geopolitical events or conflicts;
•
failure to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture;
•
failure to introduce new products or successfully improve existing products;
•
inaccurate or misleading marketing claims, whether or not substantiated;
•
climate change, adverse weather conditions, natural disasters and other natural conditions;
•
difficulties and challenges associated with expansion into new markets;
•
inability to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products due to reliance on a limited number of third-party suppliers and trade tensions between the U.S. and China;
•
substantial disruption at our independent third-party manufacturing and distribution facilities;
•
concentration in our customer base and loss of any large customer;
•
extensive governmental regulation and enforcement if we are not in compliance with applicable requirements;
•
dependence on distributions from Zevia LLC to pay any taxes and other expenses;
•
changes in laws and regulations relating to beverage containers and packaging;
•
impact from our status, duty and liability exposure as a public benefit corporation;
•
loss of any registered trademark or other intellectual property; and
•
inadequacy, failure, interruption or security breaches of our information technology systems and failure to comply with data privacy and information security laws and regulations.

Risks Relating to Our Business, Our Industry and Macroeconomic Conditions

If we fail to further develop and maintain our brand, our business could suffer.

We believe our continued success depends on our ability to maintain and grow the value of the Zevia® brand. Because our products are comprised of a handful of simple ingredients that are readily available in the market and we do not depend on a particular flavor as we are continually reformulating and remodifying flavors, we are particularly dependent on maintaining the success of our brand and reputation.

Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our plant-based product offerings, food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business. Furthermore, as existing ecommerce and media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging platforms to maintain our brand. If we are unable to cost-effectively use these platforms as marketing tools, our ability to maintain and acquire consumers and our operations could suffer.

We could be adversely affected by a change in consumer preferences, perception and spending habits in the beverage industry and on naturally sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our new products including any new offerings, could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in plant-based, clean label, ethically produced and great-tasting beverages, particularly those sweetened with stevia extract or other plant-based sweeteners as an alternative to sugar or artificial sweeteners. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the beverage industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients (particularly stevia or other plant-based sweeteners) or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness or inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of inflation and global public health concerns such as the COVID-19 pandemic.

The success of our products depends on a number of factors, including continued market acceptance of stevia, our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, the effectiveness of our marketing and advertising campaigns for our products, consumer purchasing power, and macro-economic factors. We may not be successful in developing products that respond to changing trends in consumer preferences in a timely manner or at all. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales and adversely affect our operating results. We also may not be able to promote our products effectively by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality issues, we may not be able to fully recover costs and expenses incurred in our operations, and our business, financial condition or results of operations could be materially and adversely affected.

In addition, in many of our markets, consumer shopping patterns evolve with rapidly shifting preferences among e-commerce, brick and mortar, and digitally supported shopping. If we fail to address changes in consumer product and shopping preferences, or do not successfully anticipate and prepare for future changes in such preferences, our share of sales, revenue growth and overall financial results could be negatively affected.

Product safety and quality concerns, including relating to our plant-based sweetening system, could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including relating to our plant-based sweetening system. The sale of products for human use and consumption involves the risk of injury or illness to consumers. We are subject to and are required to maintain compliance with various quality, environmental, health and safety supply chain standards. A failure or perceived failure to meet our quality or safety standards and comply with applicable regulations, including product adulteration, contamination, or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our contract manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, negative publicity, the destruction of product inventory, the discontinuation of sales or our relationships with customers, contract manufacturers, distributors, or suppliers, lost sales due to the unavailability of product for a period of time and higher-than-anticipated rates of returns of goods. The occurrence of health-related illnesses or other incidents related to the consumption of our products, including allergies, excessive consumption or death to a consumer, could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales.

Noncompliance with applicable food product quality and safety regulations can result in enforcement action by applicable regulatory agencies, including product recalls, market withdrawals, product seizures, warning letters, injunctions, or criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed the limits or be outside the scope of our existing or future insurance policy coverage. Any judgment against us that is more than our policy limits, not covered by our policies or not subject to insurance would have to be paid by us, which would affect our results of operations and financial condition. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls.

Negative publicity surrounding the health effects of our plant-based sweetening system or other ingredients in our products could have an adverse effect on our business including reports that stevia extract or plant-based sweeteners (or another ingredient) cause adverse effects on consumer health, whether founded or unfounded. Future similar founded or unfounded claims could cause customers or consumers to reduce the number of our products that they purchase or stop buying our products altogether. Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brands and may cause consumers to choose other products and could negatively affect our business and financial performance. In addition, Zevia products are solely sweetened by highly purified stevia extract and do not contain Erythritol.

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

Our sales may be negatively affected by numerous factors, including our inability to maintain or increase prices, our inability to effectively promote our products, our inability to move out of niche locations in-store to broader appeal category locations due to competitor and retailer actions, our inability to increase or sustain our volume of shelf space in-store or obtain optimal presence on store shelves to display our products, ineffective advertising and marketing campaigns, new entrants into the market, the decision of wholesalers, retailers or consumers to purchase competitors’ products instead of ours, and increased marketing costs and in-store placement and slotting fees due to our competitors’ willingness to spend aggressively. Competitive pressures may also cause us to reduce prices we charge customers or may restrict our ability to increase such prices. In order to remain competitive, we may also need to increase our marketing and advertising spend, which could have an impact on our operating results.

We have a history of losses, and we may be unable to achieve profitability.

We have experienced net losses in each year since our inception. We incurred net losses of $47.6 million in 2022 and $87.7 million in 2021. We anticipate that our operating expenses, excluding equity-based compensation, will increase over time as we continue to invest in growing our business, increasing our customer base, supplier network and contract manufacturers, and expanding our marketing channels. Our expansion efforts may prove more expensive than we anticipate, and there is no guarantee that these efforts will translate into sufficient sales to cover our expenses and result in profits. We incur significant expenses in developing our innovative products, obtaining and storing ingredients and other products and marketing our products. In addition, many of our expenses are fixed. Accordingly, we may not be able to achieve profitability, and we may continue to incur significant losses in the future.

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

In 2022, our largest customer represented 15% of our net sales and our largest ten customers represented 73% of our net sales. In 2022, the e-commerce channel represented approximately 11% of our net sales. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability. Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. Despite operating in different channels, our retailers sometimes develop their own beverages that compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. In addition, our success depends in part on our ability to maintain good relationships with key retail customers.

If we fail to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture, our business could be materially adversely affected.

Our growth and success depends in part upon our ability to attract, hire, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. Any of our employees may terminate his or her employment with us at any time. If we are unable to attract, hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. The failure to meet our staffing needs or any material increase in unplanned turnover rates of our employees may adversely affect our business, results of operations and financial condition.

In addition, our recent growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business will place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all.

We believe our culture and our brand have been key contributors to our success to date and promote a sense of greater purpose and fulfillment in our employees. The continued work on our culture is necessary for our continued success as we build our employer brand. If we fail to maintain our company culture or focus on our brand, our business and competitive position could be materially harmed.

The COVID-19 pandemic, any future pandemics or other disease outbreaks could have a material adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic has had widespread impacts and may continue to have an adverse impact on the global society, economies, financial markets and consumer and business spending. While the U.S. and Canada have now begun to return to historical societal norms (such as employees returning to offices, fewer restrictions on public gatherings, etc.), the economic impact of the pandemic still lingers, with inflation and overall costs still higher than pre-pandemic levels. Our distributors, suppliers and contract manufacturers have experienced and may continue to experience the negative impact of the COVID-19 pandemic. We have begun a process to return our workforce to our corporate office on a hybrid schedule as of January 2023 and we expect to continue to move towards normalized practices while prioritizing the health and safety of our employees. We continue to work with our vendor base to mitigate risks to product supply and the costs associated with the existence of COVID-19. In addition to the impact on our distributors, suppliers and contract manufacturers, the COVID-19 pandemic, any future pandemics or other disease outbreaks and related public health measures have impacted and may continue to impact consumer preferences and demand for our products and thus may have a material impact on our business, results of operations and financial condition and such impact remains uncertain and unpredictable.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions, including the impacts of inflation, may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers, distributors, retailers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

In addition, we periodically offer sales incentives through various programs to customers and consumers, including temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We also periodically provide chargebacks to our retailers, which include credits or discounts on the sale of our products to consumers. The cost associated with promotions and chargebacks is estimated and recorded as a reduction in net sales. We anticipate that these price concessions and promotional activities could adversely impact our net sales and that changes in such activities could adversely impact period-over-period results. If we are not accurate in predicting the performance of such promotions, or in estimating chargebacks, our business, financial condition and results of operations would be adversely affected. Additionally, unforeseen issues with the workforce of our supply chain or retailers failing to execute on the proposed timeline for the promotions could prohibit us from executing planned promotions and programs and have an adverse effect on our planned volume performance.

Failure to introduce new products or successfully improve existing products may adversely affect our ability to continue to grow.

Part of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our innovation team is regularly working to enhance the taste of our beverages and quality of our ingredients, including expanding to additional flavors and categories. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed. Further, efforts to market and sell our innovation products as incremental placements to existing products on-shelf could potentially lead to the discontinuation of existing products to make room for the innovation products, which may generate less sales than existing, familiar products. On the other hand, failure to attempt to market and sell our innovation products could limit the potential incremental revenue those products might provide.

Inaccurate or misleading marketing claims may harm our brand and business.

Although we take measures to ensure that public information about our company and brand is accurate, compliant with regulations and substantiated by factual analysis and research, we may be subject to claims that such information is false or misleading. Even if such claims are disproven, any negative publicity surrounding an assertion that our marketing materials are inaccurate could cause consumers to lose confidence in the safety and quality of our products. In addition, a judgment against us could lead to further litigation and have a material adverse effect on our business, financial condition, results of operations or liquidity.

Climate change may negatively affect our business and operations.

We believe greenhouse gases in the atmosphere have and will continue to have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. As climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as stevia extract. As a result of climate change, we are and may continue to be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our third-party contract manufacturers’ operations, as well as the agricultural businesses of our suppliers, which rely on the availability and quality of water. As demand for water continues to increase, water becomes scarcer, and the quality of available water deteriorates, we may incur increased manufacturing costs or face capacity constraints that could adversely affect our profitability or net sales.

Adverse weather conditions, fires, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Agricultural products, including the stevia rebaudiana plant, are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climate conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, adverse weather or natural disasters, including fires, earthquakes, winter storms, floods, droughts, or volcanic events, could impact manufacturing and business facilities, which could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. These factors may result in lower sales volume and increased costs of raw materials and manufacturing. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

We intend to expand our global footprint in order to enter into new markets, including expanding into countries other than those in which we currently operate. It may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets as we have little experience with consumer preferences outside the United States and Canada. We will also face increased competition with larger competitors who have stronger established brands in such markets. The political, legal and social systems of certain territories pose difficult challenges related to maintaining control and ownership of our brand and intellectual property, as well as mitigating the risk of diverted sales to other territories and/or sales diverted into the U.S. It is also costly to establish, develop and maintain international operations and develop and promote our brands in international markets and we may face adverse tax consequences, tariffs, and barriers to trade. Our expansion may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand. By expanding into other territories, we may be subject to additional product labeling and quality requirements, which could require us to market our products differently or change the formula of certain products to meet local standards. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products and our costs and could have an adverse effect on our business and brand.

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

All of our stevia inventory is grown and processed overseas, particularly in China. General trade tensions between the U.S. and China, which began escalating in 2018, could have a negative impact on our business. We currently source the majority of the stevia extract used in our products from one supplier and one region, which we have selected because they meet our specific requirements for a particular blend of leaf compounds. As a result of this concentration in our supply chain, any disruption in the supply, price, quality, availability or timely delivery of stevia from this supplier could adversely affect our business, performance, and results of operations. Additionally, the concentration of our supply of stevia extract increases the risk of significant supply disruptions from local and regional events. For more information regarding contract terms, see the section of this Annual Report captioned “Business—Our Supply Chain.”

Events that adversely affect our supplier of stevia extract and other raw materials could impair our ability to obtain raw material inventory in the quantities that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, fires or other catastrophic occurrences. We have in the past experienced interruptions in the supply of carbon dioxide. Future disruptions could have a material negative impact on our business operations.

We seek alternative sources of stevia extract and other plant-based ingredients to use in our products, but we may not be successful in diversifying the raw materials we use in our products. If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or that a new supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality standards. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

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

A disruption at our third-party manufacturing and distribution facilities could have a material adverse effect on our business. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, epidemics and pandemics, strikes, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism. Moreover, if demand increases more than we forecast, we will need to acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, each of which could negatively affect our business and financial performance.

We sell a significant amount of our products to specific customers, and if we experience the loss of one or more of these customers and cannot replace them in a timely manner, our results of operations may be adversely affected.

We sell a substantial portion of our products to specific customers. Our largest customer in 2022 accounted for 15% of our net sales. No other customers represented more than 10% of our net sales in 2022. We expect that most of our sales will be made through a small number of customers for the foreseeable future. We do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our significant customers and cannot replace the customer in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected. Similarly, if we do not maintain our relationship with existing customers or develop relationships with new customers, the growth of our business may be adversely affected and our business may be harmed.

Increase in the cost, disruption of supply or shortage of stevia sweetener or other ingredients, other raw materials, packaging materials, aluminum cans or other containers could harm our business.

We use various ingredients in our beverage products, including stevia sweetener and flavor ingredients relating to consumable products, aluminum cans and other packaging materials. The prices for ingredients, other raw materials, packaging materials and aluminum cans fluctuate depending on market conditions. We have previously experienced challenges in sourcing aluminum for our cans, and could in future experience similar disruptions in supply of raw materials. Our ability to continue to procure sufficient materials at reasonable prices will depend on future developments which are uncertain.

Substantial increases in the prices of stevia sweetener, our other ingredients, other raw materials, and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase operating costs for us and companies we do business with and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, and packaging materials could affect affordability in some markets and reduce sales.

Failure by independent transportation providers to deliver our products on time, or at all, could result in lost sales.

We currently rely upon third-party transportation providers for our product shipments. Our utilization of delivery services for shipments is subject to risks that are beyond our control, including availability of trucking capacity and increases in fuel prices, which would increase our shipping costs, and employee strikes or work stoppages and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and may cause us to lose customers. In particular, the increase in volume of online shopping since the COVID-19 pandemic started has led to an increase in demand for shipping services and a corresponding increase in our transportation expense. We periodically change shipping companies, and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

Failure by independent third-party manufacturers and supplier to comply with ethical business practices could harm our brand reputation and business.

Although we have implemented policies and procedures to promote compliance with applicable laws and regulations, including requiring our third-party manufacturers and suppliers to agree to our Supplier Code of Conduct, we cannot guarantee their compliance with ethical business practices and applicable laws and regulations. If our third-party manufacturers and suppliers do not comply with applicable laws, regulations, employment practices, human rights standards, quality standards, environmental standards, and other applicable standards and practices, our brand reputation could be harmed and we could be exposed to investigations, product recalls, product liability claims, regulatory enforcement, litigation, monetary liability, and additional costs that could negatively impact our results of operations. If our third-party manufacturers and suppliers do not comply with our set standards and specifications, we may also be forced to seek alternative partners which could disrupt our operations and adversely affect our business.

Our results of operations could be harmed if we are unable to accurately forecast demand for our products.

Revenue and results of operations are difficult to accurately forecast as they are subject to a number of uncertainties, including the volume, timing, and type of orders we receive across our various channels, as well as our ability to plan for and model future growth. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products. We depend on our forecasts of demand for various products to make purchase decisions and to manage our inventory. We cannot be sure the same growth rates and trends are meaningful predictors of future growth. If our assumptions prove to be wrong, for reasons such as a change in demand for our products, increasing competition, our inability to streamline and optimize manufacturing capacity for specific products, rapid changes in product cycles and pricing, or a decrease in the growth of our overall market, our operating and financial results could differ materially from our expectations, and our business could suffer.

Risks Relating to Governmental Regulation

We and our manufacturers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if we are not in compliance with applicable requirements.

We and our manufacturers and suppliers are subject to a broad range of federal, state, and local laws and regulations that govern, among other issues, the testing, design, development, formulation, manufacturing, storage, product safety, labeling, distribution, marketing, sales, advertising and post-market reporting of foods. These include laws administered by the FDA, the FTC, the USDA, Health Canada (including the Food and Drugs Act in Canada), and other federal, state, and local regulatory authorities. Because we market products that are regulated as food, we and the companies that pack our products are subject to the requirements of the FDCA and regulations promulgated thereunder by the FDA. The statute and regulations govern, among other things, the production, composition, ingredients, packaging, labeling, storage, transportation, and safety of beverages. The FDA requires that facilities that produce food products comply with a range of requirements, including hazard analysis and preventative controls regulations, cGMPs requirements, and supplier verification requirements. Production facilities are subject to periodic inspection by federal, state, and local authorities. If we cannot successfully contract with manufacturers for our products and if they cannot conform to our specifications and the strict regulatory requirements of the FDA and applicable state and local laws, they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in their inability to continue to pack for us, or could result in a recall of our products that have already been distributed.

Our products are subject to the FDA’s comprehensive regulatory authority under the FDCA, as well as by other regulatory authorities which regulate the manufacturing, preparation, quality control, import, export, packaging, labeling, storing, transportation, marketing, advertising, promotion, distribution, safety, and/or adverse event reporting of foods. Among other things, manufacturers of conventional foods must meet applicable cGMPs and certain requirements that govern the constituents, packaging, labeling and holding of foods. Failure by us, our manufacturers, or our suppliers to comply with these regulations could result in, by way of example, significant fines, criminal and civil liability, product seizures, recalls, withdrawals, or other enforcement action. Any of these actions would have a materially adverse effect on our business, financial condition, results of operations and prospects.

Our products and their manufacturing, labeling, marketing and sale are also subject to various aspects of the Federal Trade Commission Act, the Food Safety Modernization Act, the Lanham Act, Canada’s Food and Drugs Act and Regulations, state consumer protection laws and state warning and labeling laws, such as Proposition 65 in California. Various states, provinces and other authorities require deposits, eco-taxes or fees on certain products or packaging. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In addition, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of what they contain or allegations that they cause adverse health effects.

Additionally, we rely on independent third-party certification, including certifications of certain products or ingredients as “organic” and “Non-GMO” to differentiate the quality of our products from those of our competitors. We must comply with the requirements of the independent third-party organization or certification authorities in order to maintain these labels. The loss of any certifications could impact consumer’s perception of our brand and products, including the health and wellness attributes, safety, and quality of our products, and could harm our brand reputation and adversely affect our business and results of operations. Failure by us, our manufacturers, or our suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, injunctions, product recalls or seizures, withdrawals, warning letters, restrictions on the production or marketing of our products, or refusals to permit the import or export of products, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions would result in a material effect on our operating results and business and financial condition, including increased operating costs. For more information regarding government regulations, see “Description of Business—Government Regulation.”

Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, the Internal Revenue Service (“IRS”), the U.S. Department of Health & Human Services, the FDA, the Food and Drugs Act in Canada, Health Canada, the FTC, the USDA, the EPA, OSHA, the U.S. Department of Justice, state and local governments, and by comparable entities in foreign countries, as well as applicable trade, labor, sanitation, safety, environmental, labeling, anti-bribery and corruption and merchandise laws.

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

The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling, warning, quality, health, or packaging requirements for our products may lead to an increase in costs and interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations and changes in enforcement priorities of regulators could inhibit sales of our products or result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, enforcement actions, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, results of operations and financial condition.

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

In recent years, the FTC and state attorneys general have initiated numerous investigations of dietary and nutritional supplement companies and products. Even when unmerited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations. The number of private consumer class actions relating to false or deceptive advertising against cosmetic, food, beverage and nutritional supplement manufacturers has increased in recent years. In addition, the FDA has aggressively enforced its regulations with respect to different types of product claims that may or may not be made for food products. These events could interrupt the marketing and sales of our products, severely damage our brand reputation and public image, increase our legal expenses, result in product recalls or litigation, and impede our ability to deliver our products in sufficient quantities or quality, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows. Any of these claims could fall under an exception in our insurance policy, exceed our coverage, or not be covered at all by our insurance policies, causing us to incur the costs and suffer losses, which could adversely affect the business and results of operations.

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

In addition, if we expand our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business, impact our reputation, and result in a material adverse effect on our results of operations, cash flows and financial condition.

Risks Relating to Tax Matters

The Company is dependent on distributions from Zevia LLC to pay any taxes and other expenses, including payments under the Tax Receivable Agreement.

The Company is a holding company and, its only business is to act as the managing member of Zevia LLC, and its only material assets are Class A units representing approximately 68.7% of the membership interests of Zevia LLC. The Company does not have any independent means of generating revenue. We anticipate that Zevia LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Zevia LLC. Accordingly, the Company will be required to pay income taxes on its allocable share of any net taxable income of Zevia LLC. We intend to cause Zevia LLC to make distributions to each of its members, including the Company, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow the Company to make payments under the Tax Receivable Agreement ("TRA"). If the amount of tax distributions to be made exceeds the amount of funds available for distribution, the Company shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that the Company needs funds, and Zevia LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect the Company’s ability to pay taxes and other expenses, including payments under the TRA, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to any dividends, if declared.

The Internal Revenue Service (IRS) might challenge the tax basis step-ups and other tax benefits we receive in connection with the IPO and the related transactions and in connection with future acquisitions of Zevia LLC units.

The Company acquired Zevia LLC units held directly by other members of Zevia LLC in connection with the IPO and may in the future acquire such units in exchange for shares of our Class A common stock or, at our election, cash. Those acquisitions and exchanges resulted or are expected to result in increases in the tax basis of the assets of Zevia LLC that otherwise would not have been available. These increases in tax basis are expected to increase (for tax purposes) the Company’s depreciation and amortization and, together with other tax benefits, reduce the amount of tax that the Company would otherwise be required to pay, although it is possible that the IRS might challenge all or part of these tax basis increases or other tax benefits, and a court might sustain such a challenge. the Company’s ability to achieve benefits from any tax basis increases or other tax benefits will depend upon a number of factors, as discussed below, including the timing and amount of our future income. We will not be reimbursed for any payments previously made under the TRA if the basis increases or other tax benefits described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the TRA in excess of our ultimate cash tax savings.

The Company will be required to pay over to continuing members of Zevia LLC and the Direct Zevia Stockholders most of the tax benefits the Company receives from tax basis step-ups (and certain other tax benefits) attributable to its acquisition of units of Zevia LLC in connection with the IPO and in the future, and the amount of those payments are expected to be substantial.

The Company entered into the TRA with continuing members of Zevia LLC (not including the Company) and certain pre-IPO institutional investors ("the Direct Zevia Stockholders"). The TRA provides for payment by the Company to continuing members of Zevia LLC (not including the Company) and the Direct Zevia Stockholders of 85% of the amount of the net cash tax savings, if any, that the Company realizes (or, under certain circumstances, is deemed to realize) as a result of (i) increases in tax basis (and utilization of certain other tax benefits) resulting from the Company’s acquisition of a continuing member’s Zevia LLC units in connection with the IPO and in future exchanges, (ii) certain favorable tax attributes we acquired from the blocker companies in the blocker mergers and (iii) payments the Company makes under the TRA (including tax benefits related to imputed interest). Generally, payments under the TRA will be made to the continuing members of Zevia LLC (not including the Company) and to the Direct Zevia Stockholders pro rata based on their relative percentage ownership of Zevia LLC immediately prior to the Reorganization. Such payments will reduce the cash provided by the tax savings generated from the previously described transactions with the members of Zevia LLC and the Direct Zevia Stockholders that would otherwise have been available to the Company for other uses, including reinvestment or dividends to the Company Class A stockholders. The Company will retain the benefit of the remaining 15% of these net cash tax savings.

The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate a TRA (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case the Company will be required to make the termination payment specified in that TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets and the net operating losses (and similar items), we expect that future payments to the continuing members of Zevia LLC (not including the Company) in respect of the IPO will be approximately $55.8 million in the aggregate, although the actual future payments to the continuing members of Zevia LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Zevia LLC in order to make any required payments under the TRA. To the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise, such payments may be deferred for up to six months and would accrue interest until paid.

The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of the Company’s income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that the Company may have made under the TRA and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of Zevia LLC attributable to the acquired or exchanged Zevia LLC interests, and certain other tax benefits, the payments that the Company will be required to make to the holders of rights under the TRA will be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the TRA exceed the actual benefits the Company receives in respect of the tax attributes subject to the TRA and/or distributions to the Company by Zevia LLC are not sufficient to permit the Company to make payments under the TRA.

In certain circumstances, payments under the TRA may be accelerated and/or significantly exceed the actual tax benefits, if any, that the Company actually realizes.

The TRA provides that if (i) the Company exercises its right to early termination of the TRA in whole (that is, with respect to all benefits due to all beneficiaries under the TRA) or in part (that is, with respect to some benefits due to all beneficiaries under the TRA), (ii) the Company experiences certain changes in control, (iii) the TRA is rejected in certain bankruptcy proceedings, (iv) the Company fails (subject to certain exceptions) to make a payment under the TRA within 180 days after the due date or (v) the Company materially breaches its obligations under the TRA, the Company will be obligated to make an early termination payment to holders of rights under the TRA equal to the present value of all payments that would be required to be paid by the Company under the TRA. The amount of such payments will be determined on the basis of certain assumptions in the TRA, including (i) the assumption that the Company would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the TRA, (ii) the assumption that any item of loss deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by the Company ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any units of Zevia LLC (other than those held by the Company) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by the Company under the TRA at a rate equal to the lesser of (a) 6.5% and (b) the Secured Overnight Financing Rate, as reported by the Wall Street Journal plus 400 basis points. Moreover, as a result of an elective early termination, a change in control or the Company’s material breach of its obligations under the TRA, the Company could be required to make payments under the TRA that exceed its actual cash savings under that TRA. Thus, the Company’s obligations under the TRA could have a substantial negative effect on its financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. We cannot assure you that we will be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.

Payments under the TRA will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such a challenge. If any tax benefits that have given rise to payments under the TRA are subsequently disallowed, the Company would be entitled to reduce future amounts otherwise payable to a holder of rights under the TRA to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the TRA has received excess payments may not be made for a number of years following commencement of any challenge, and the Company will not be permitted to reduce its payments under the TRA until there has been a final and binding determination, by which time sufficient subsequent payments under such TRA may not be available to offset prior payments for disallowed benefits. the Company will not be reimbursed for any payments previously made under either of the TRA if the basis increases described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the TRA that are significantly in excess of the benefit that the Company actually realizes in respect of the increases in tax basis (and utilization of certain other tax benefits) and the Company may not be able to recoup those payments, which could adversely affect the Company’s financial condition and liquidity.

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

As a result of potential differences in the amount of net taxable income allocable to us and to the existing members of Zevia LLC, as well as the use of an assumed tax rate in calculating Zevia LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. We may choose to manage these excess distributions through a number of different approaches, including through the payment of dividends to our Class A common stockholders or by applying them to other corporate purposes.

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

If Zevia LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Zevia PBC and Zevia LLC might be subject to potentially significant tax inefficiencies, and Zevia PBC would not be able to recover payments previously made by it under the TRA, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

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

If Zevia LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Zevia PBC and Zevia LLC, including as a result of Zevia PBC’s inability to file a consolidated U.S. federal income tax return with Zevia LLC. In addition, Zevia PBC may not be able to realize tax benefits covered under the TRA and would not be able to recover any payments previously made by it under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of Zevia LLC’s assets) were subsequently determined to have been unavailable.

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

In addition, if the stock market for beverage companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many beverage companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. At the time of the IPO, we determined the initial public offering price for our common stock through negotiations with the underwriters, and the negotiated price may not be indicative of the market price of our common stock currently. For example, the market value of our common stock has decreased substantially from the initial public offering price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price you paid. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

We have elected to be classified as a public benefit corporation under the Delaware General Corporation Law ("DGCL"). As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all, and our status as a public benefit corporation may negatively impact stockholders. For example:

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

We have elected to be classified as a public benefit corporation under the DGCL. As a public benefit corporation, we are required to balance the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct and the specific public benefit or public benefits identified in our amended and restated certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized as we may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, including our employees, customers and local communities, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

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

We do not intend to pay dividends for the foreseeable future and, as a result, stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our Class A common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws currently in effect contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions that:

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
•
certain provisions of our amended and restated certificate of incorporation may only be amended only with the approval of at least 66 2/3% of the voting power of all shares of our common stock then outstanding;

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

This choice of forum provision may limit a stockholder’s ability to bring a claim in other judicial forums for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than Delaware, or federal courts, in the case of claims arising under the Securities Act. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations have increased and will likely continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Increasing governmental and societal attention to ESG matters has resulted and could continue to result in new laws and requirements, including expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity on which we are required to report. Significant resources and management oversight will be required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

These rules and regulations have resulted and are expected to continue to result in our incurring legal and financial compliance costs and have made and are expected to continue to make some activities more time-consuming and costly. For example, these rules and regulations have made and may continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our management team has limited experience managing a public company.

Most members of our management team have had limited or no experience prior to our IPO managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we are subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our public company obligations. These obligations and added scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

Reduced reporting and disclosure requirements applicable to us as an emerging growth company ("EGC") could make our Class A common stock less attractive to investors.

We are an EGC and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and on the frequency of such votes as well as stockholder approval of any golden parachute payments not previously approved. In addition, the Jumpstart Our Business Startups Act (the "JOBS Act") provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We will remain an EGC until the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.

We have a limited operating history at our current scale, which may make it difficult to evaluate our business and future prospects.

We began commercial operations in 2011 and went public on July 21, 2021. As a result of our relatively short operating history at our current scale, we have limited financial data that can be used to evaluate our business and future prospects. Any evaluation of our business and prospects must be considered in light of our limited operating history, which may not be indicative of future performance. Because of our limited operating history, we face increased risks, uncertainties, expenses, and difficulties, including the risks and uncertainties discussed in this section.

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

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that beginning with this Annual Report for the year ended December 31, 2022, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) would require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with the SEC rules that implement Section 404(b) until such time as we are no longer an EGC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. In order to comply with these rules, we expect to incur additional expenses and devote increased management effort. To maintain and improve the effectiveness of our disclosure controls and procedures, we have committed, and will need to continue to commit, significant resources, hire additional staff and provide additional management oversight.

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

The loss of any registered trademark or other intellectual property or actual or alleged claims of infringement or violation of intellectual property rights could hurt our business.

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

Moreover, intellectual property disputes, proceedings, misappropriation or infringement claims may result in a significant distraction for management, diversion of resources, and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have an adverse effect on our business, financial condition and results of operations.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking, email, and other online activities to connect with our employees, suppliers, manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we will also be expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. Additionally, we have been subject to security breaches and cyber incidents in the past and our preventative measures and incident response efforts may not be entirely effective at preventing future breaches. While we maintain cybersecurity insurance policies, our cybersecurity insurance carrier may challenge the coverage and leave us with payment out of pocket for all costs associated with any such breach. In addition, the increase in certain of our employees working remotely has resulted in increased demand on our information technology infrastructure, which can be subject to failure, disruption or unavailability, and increased vulnerability to cyberattacks and other cyber incidents. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. We could also be required to spend significant financial and other resources to remedy the damage caused by one of these events or to repair or replace networks and information systems.

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

California also recently enacted legislation affording consumers expanded privacy protections: the California Consumer Privacy Act of 2018, or CCPA, went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued CCPA regulations that add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations may require us to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents (including employees, with the enactment of the California Privacy Rights Act of 2020 (“CPRA”)) expanded rights to transparency, access, correction, portability, and deletion of their personal information, opt out of certain personal information selling and sharing and detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. The enactment of the CCPA and CPRA is prompting similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws, and is inspiring federal legislation.

Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.

With laws and regulations such as the CCPA/CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these or other laws and regulations, or of contractual or other obligations relating to privacy, data protection or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures, or the features of our products and services. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, cookie-based processing, and postal mail to sell our products and services and to attract new consumers, and we, and our vendors, are subject to various current and future data protection laws and data protection obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. We may face challenges in addressing their requirements and making any necessary changes to our policies and practices, and we may find it necessary or appropriate to assume additional burdens with respect to data handling, to restrict our data processing or otherwise to modify our data handling practices and to incur significant costs and expenses in these efforts. Any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.

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

There is no assurance that our current or any new security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of applicable personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions, or result in private litigation against us, any of which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, and could negatively affect our business and operating results.

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

Covenants in our credit facility could adversely impact our operations

Our asset-based credit facility contains a liquidity covenant that requires us to maintain liquidity of $7 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the credit facility is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. The agreement governing our credit facility also contains, among other things, customary representations, warranties and default provisions and customary restrictions on making investments, incurring indebtedness, prepaying junior debt, granting liens and making stockholder distributions. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest owed under our credit facility.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Encino, California and consists of approximately 20,185 square feet of leased property pursuant to a lease that expires on December 31, 2026.

We primarily utilize third-party distribution networks. During 2021, we purchased a 131,930 square feet warehouse facility in Evansville, Indiana for a total purchase price of $1.7 million.

We believe that our current facilities are suitable and adequate to meet our current needs, but continue to evaluate opportunities for expansion to support our plans for growth and cost reduction. In addition, we believe that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

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

Our Class B common stock is neither listed nor traded.

Holders of Record

As of March 1, 2023, there were 10 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 1, 2023, there were 51 holders of record of our Class B common stock.

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

None

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

Overview

We are a high-growth company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, and Kidz drinks. Our products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels and in grocery and natural product stores and specialty outlets. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over one billion cans of Zevia sold to date.

IPO and Reorganization Transactions

On July 26, 2021, we completed our IPO of Class A common stock, in which we sold 10,700,000 shares to the underwriters. Shares of Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ZVIA” on July 22, 2021. These shares were sold at an IPO price of $14.00 per share for net proceeds of approximately $139.7 million, after deducting underwriting discounts and commissions of $10.1 million. As of December 31, 2022, Zevia PBC holds an economic interest of 68.7% in Zevia LLC and the remaining 31.3% represents the non-controlling interest.

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

Impact of the Reorganization Transactions

The Company is classified as a corporation for U.S. federal and state income tax purposes. Our accounting predecessor, Zevia LLC, was and is a flow-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. Zevia PBC is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's economic ownership interest in Zevia LLC, which was 68.7% and 53.4% as of December 31, 2022 and 2021, respectively. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include a provision for U.S. federal income taxes for the periods prior to the IPO. Following the completion of the Reorganization Transactions, the Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's economic interest in Zevia LLC, which was 68.7% and 53.4%, as of December 31, 2022 and 2021, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

Zevia LLC is the predecessor of the Company for financial reporting purposes. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of Zevia LLC, the accounting predecessor.

In connection with the Reorganization Transactions and the IPO, we entered into the TRA described in Note 17 - Income Taxes and Tax Receivable Agreement in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Initial Public Offering

In July 2021, the Company completed its IPO, which significantly impacted our cash, debt, and equity balances. Concurrent with the IPO, the Company also terminated its previous credit facility, which reduced our outstanding debt to zero, and our interest expense was significantly reduced in the second half of 2021 and in 2022 relative to historical results.

Equity-Based Compensation

In March 2021, Zevia LLC modified certain outstanding RSU awards originally granted in August 2020 to provide for vesting as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control, or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. In July 2021, Zevia modified all outstanding restricted phantom unit awards to permit settlement into shares, eliminating the existing cash-settlement provision. These modifications resulted in the revaluation of the awards in accordance with generally accepted accounting principles in the United States ("US GAAP"). No equity-based compensation had been recognized for all of the RSUs and restricted phantom awards as the qualifying vesting event (i.e., the IPO) was not probable. The Company recognized equity-based compensation expense of $25.3 million and $77.4 million for the years-ended December 31, 2022 and 2021, respectively, attributable to these RSUs and restricted phantom unit awards, as well as other outstanding RSUs issued prior to the IPO. As of December 31, 2022, the remaining unamortized fair value of the RSU awards will be recognized as equity-based compensation over the remaining service period of the awards which have a remaining vesting period of 25 months. Refer to Note 12 - Equity-based Compensation in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for unamortized equity-based compensation costs related to each type of equity-based incentive award.

Other Factors Affecting Our Performance

Macroeconomic Environment

The global economy, including the emergence of potential new variants of COVID-19 and its resulting impacts on the global economy, including supply chain challenges and labor shortages, have led to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the year ended December 31, 2022, we experienced supply chain constraints and a significant inflationary impact compared to the prior year. These impacts have created headwinds for our products that we expect to continue into 2023. These inflationary pressures have and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the years ended December 31, 2022 and 2021, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from sales of our products, including Soda, Energy Drinks, Organic Tea, Mixers, and Kidz drinks, to our customers, which include grocery distributors, national retailers, natural products retailers, warehouse club and e-commerce channels, in the U.S. and Canada.

We offer our customers sales incentives that are designed to support the distribution of our products to consumers. These incentives include discounts, trade promotions, price allowances and product placement fees. The amounts for these incentives are deducted from gross sales to arrive at our net sales.

The following factors and trends in our business have driven net sales growth over the past two years and are expected to continue to be key drivers of our net sales growth for the foreseeable future:

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

Cost of Goods Sold

Cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, raw materials, packaging, in-bound freight and logistics and third-party production fees. Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Our results of operations depend on our ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long-term contracts with certain suppliers of stevia and aluminum cans. We expect over the long term that, as the scale of our business increases, we will purchase a greater percentage of our aluminum cans directly rather than through third-party manufacturers. We have long-term contracts with certain manufacturers governing pricing and other terms, but these contracts generally do not guarantee any minimum production volumes on the part of the manufacturers.

We expect our cost of goods sold to increase in absolute dollars as our volume increases.

We elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in our consolidated statements of operations and comprehensive loss. As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold. During the year ended December 31, 2022, the Company reclassified repackaging and handling costs from cost of goods sold to selling and marketing expenses as a result of an increasing trend in the occurrence of such fulfillment costs in the business. The Company believes this classification change better portrays the financial impacts of the fulfillment activities conducted by the Company. Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for amounts reclassified.

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

General and Administrative Expenses

Administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology and other functions. Our general and administrative expenses are expected to grow in absolute dollars but decline as a percentage of net sales over time.

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. Over time, we expect our equity-based compensation expense to significantly decrease compared to the years ended December 31, 2022 and 2021, as a result of the expiration of the lockup period in January 2022, which coincided with the end of the vesting period for the majority of the awards granted pre-IPO, and the acceleration of expense in 2022 in connection with the retirement of certain employees.

Depreciation and Amortization

Depreciation is primarily related to building and related improvements, computer equipment, quality control and marketing equipment, and leasehold improvements. Intangible assets subject to amortization consist of customer relationships and software applications. Non-amortizable intangible assets consist of trademarks, which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacturing, marketing, and distribution of its beverages. We also own several other trademarks in both the U.S. and in foreign countries. Depreciation and amortization expense is expected to increase in-line with ongoing capital expenditures as our business grows.

Other income (expense), net

Other income (expense), net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations and comprehensive loss for the periods presented:

	Year Ended December 31,
	2022	2021
(in thousands, except per share amounts)
Net sales	$163,181	$138,172
Cost of goods sold	93,160	74,231
Gross profit	70,021	63,941
Operating expenses:
Selling and marketing	52,869	45,130
General and administrative	36,793	27,516
Equity-based compensation	26,880	77,724
Depreciation and amortization	1,347	997
Total operating expenses	117,889	151,367
Loss from operations	(47,868)	(87,426)
Other income (expense), net	286	(207)
Loss before income taxes	(47,582)	(87,633)
Provision for income taxes	(65)	(34)
Net loss and comprehensive loss	(47,647)	(87,667)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	—	1,913
Loss attributable to noncontrolling interest	13,790	39,768
Net loss attributable to Zevia PBC	$(33,857)	$(45,986)

Net loss per share attributable to common stockholders
Basic	$(0.81)	$(1.33)	(1)
Diluted	$(0.81)	$(1.33)	(1)

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22, 2021 through December 31, 2021, the period following the Reorganization Transactions and IPO (see Note 16 of Notes to Consolidated Financial Statements)

The following table presents selected items in our consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Year Ended December 31,
	2022	2021
Net sales	100%	100%
Cost of goods sold	57%	54%
Gross profit	43%	46%
Operating expenses:
Selling and marketing	32%	33%
General and administrative	23%	20%
Equity-based compensation	16%	56%
Depreciation and amortization	1%	1%
Total operating expenses	72%	110%
Loss from operations	(29)%	(63)%
Other income (expense), net	0%	(0)%
Loss before income taxes	(29)%	(63)%
Provision for income taxes	(0)%	(0)
Net loss and comprehensive loss	(29)%	(63)%
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	0%	1%
Loss attributable to noncontrolling interest	8%	29%
Net loss attributable to Zevia PBC	(21)%	(33)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Net sales	$163,181	$138,172	$25,009	18.1%

Net sales were $163.2 million for the year ended December 31, 2022 as compared to $138.2 million for the year ended December 31, 2021. Equivalized cases sold were 13.6 million for the year ended December 31, 2022 as compared to 12.3 million for the year ended December 31, 2021. Net sales growth was primarily driven by the 10.7% increase in the number of equivalized cases sold, including organic growth of $14.3 million, new distribution expansion of $6.3 million, and pricing increases of $4.5 million. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Cost of goods sold	$93,160	$74,231	$18,929	25.5%

Cost of goods sold was $93.2 million for the year ended December 31, 2022 as compared to $74.2 million for the year ended December 31, 2021. The increase of $18.9 million, or 25.5%, was primarily due to higher costs due to broad-based inflation resulting in $11.0 million in higher cost of goods sold, and a 10.7% increase in the shipment of equivalized cases resulting in $7.9 million in higher costs of goods sold.

Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Gross profit	$70,021	$63,941	$6,080	9.5%
Gross margin	42.9%	46.3%

Gross profit was $70.0 million for the year ended December 31, 2022 as compared to $63.9 million for the year ended December 31, 2021. The increase in gross profit of $6.1 million, or 9.5%, was primarily driven by higher net sales, partially offset by higher cost of goods sold.

Gross margin for the year ended December 31, 2022 declined to 42.9% from 46.3% in the prior-year period. The decline was primarily due to the impact of inflationary pressures partially offset by price increases.

Selling and Marketing Expenses

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Selling and marketing expenses	$52,869	$45,130	$7,739	17.1%

Selling and marketing expenses were $52.9 million for the year ended December 31, 2022 as compared to $45.1 million for the year ended December 31, 2021. The increase of $7.7 million or 17.1%, was largely due to $3.0 million in higher freight and warehousing costs as a result of increases in equivalized cases produced and sold, higher repacking fees of $2.7 million, and higher freight and warehousing costs of $3.0 million due to inflation. These increases were partially offset by a reduction of non-working marketing costs of $1.5 million.

General and Administrative Expenses

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	Percentage
General and administrative expenses	$36,793	$27,516	$9,277	33.7%

General and administrative expenses were $36.8 million for the year ended December 31, 2022 as compared to $27.5 million for the year ended December 31, 2021. The increase of $9.3 million, or 33.7%, was primarily driven by a $8.2 million increase in headcount and personnel costs to support our growth, and a $1.3 million increase in costs related to being a public company, including insurance, accounting and compliance, and legal and other professional fees.

Equity-Based Compensation Expense

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Equity-based compensation	$26,880	$77,724	$(50,844)	N/M

Equity-based compensation expense was $26.9 million for the year ended December 31, 2022, of which $3.1 million related to RSU awards and restricted phantom stock awards that vested at the expiration of the IPO lock-up period in January 2022, $8.2 million related to RSU awards that were accelerated upon retirement of certain senior management employees, and the remaining $15.6 million related to outstanding equity-based awards being recognized over the remaining service periods of the awards. Equity-based compensation expense was $77.7 million for the year ended December 31, 2021, reflecting RSU awards and phantom stock awards that generally vested over six months following the IPO.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of December 31, 2022, we had $47.4 million in cash and cash equivalents. We believe that our cash and cash equivalents as of December 31, 2022, together with our operating activities and available borrowings under the Secured Revolving Line of Credit, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities and increase headcount to promote growth. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, the hostilities in Eastern Europe, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If the disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In connection with the IPO and the Reorganization Transactions, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $65.7 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $55.8 million through 2037.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit") by entering into a Loan and Security Agreement with Bank of America, N.A. Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. There have been no amounts drawn from the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company's assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

We are required under the Secured Revolving Line of Credit to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of December 31, 2022, the Company was in compliance with its liquidity covenant.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Twelve Months Ended December 31,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(20,778)	$(17,806)
Investing activities	$27,407	$(33,143)
Financing activities	$(2,340)	$79,123

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $20.8 million for the year ended December 31, 2022 was primarily driven by a net loss of $47.6 million and by a net decrease in cash related to changes in operating assets and liabilities of $2.1 million, partially offset by non-cash expenses of $28.9 million primarily related to equity-based compensation and depreciation and amortization expense. Changes in cash flows related to operating assets and liabilities were primarily due to an increase in accounts receivable of $2.0 million due to increases in net sales and a decrease in accounts payable and accrued expenses and other current liabilities of $4.1 million, primarily due to timing of inventory purchases, partially offset by decrease in inventories of $3.9 million due to timing of inventory purchases and a $0.8 million decrease in prepaid expenses and other assets, primarily insurance expenses as a result of becoming a public company.

Net cash used in operating activities of $17.8 million for the year ended December 31, 2021 was primarily driven by a net loss of $87.7 million and by a net decrease in cash related to changes in operating assets and liabilities of $9.5 million, partially offset by non-cash expenses of $79.4 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a $10.7 million increase in anticipation of future sales, a $2.1 million increase in accounts receivable due to increase in net sales, and a $2.5 million increase in prepaid expenses and other assets, primarily insurance expenses as a result of becoming a public company, partially offset by a $6.4 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of $27.4 million for the year ended December 31, 2022 was primarily due to proceeds from maturities of short-term investments of $30.0 million, offset by capital expenditures of $2.6 million for the purchase of marketing fixtures, software applications and computer equipment used in ongoing operations.

Net cash used in investing activities of $33.1 million for the year ended December 31, 2021 was primarily due to payments for purchases of short-term investments of $30.0 million and capital expenditures of $3.1 million, of which $1.7 million was invested in a warehouse facility and the remaining capital expenditures were for software applications and computer equipment used in ongoing operations.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $2.3 million for the year ended December 31, 2022 was primarily due to minimum tax withholdings paid on behalf of employees for net share settlements of $2.1 million and payment of debt issuance costs of $0.3 million in connection with the Secured Revolving Line of Credit.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with US GAAP, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Net loss and comprehensive loss	$(47,647)	$(87,667)
Other (income) expense, net*	(286)	207
Provision for income taxes	65	34
Depreciation and amortization	1,347	997
Equity-based compensation	26,880	77,724
Adjusted EBITDA	$(19,641)	$(8,705)

* Includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets.

Commitments

Effective March 2022, the Company entered into an amendment to the lease for our corporate headquarters offices to extend the term through December 31, 2023 and expand the total square footage from 17,923 square feet to 20,185 square feet commencing on May 1, 2022. In January 2023, the Company extended the lease term through December 31, 2026.

The following table summarizes our significant contractual obligations as of December 31, 2022:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Rent obligations (1)	$745	$745	$—	$—	$—
Total	$745	$745	$—	$—	$—

(1) Real estate lease payments

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of December 31, 2022.

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of December 31, 2022, see the sections above as well as Note 7 - Debt, and Note 8 - Leases, in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

We expect to satisfy these commitments through a combination of cash on hand and cash generated from sales of our products.

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

Critical accounting estimates are those that we consider the most important to the portrayal of our financial condition and operating results because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2. Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for information about these policies as well as a description of our other accounting policies. Our critical accounting estimates are described below.

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

A 10% change in the accrual for customer incentives and allowances would have affected our income from operations by $0.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Inventories

Inventories consist of raw materials and finished goods. Raw materials include costs for the Company’s ingredients and packaging inventories. The costs of finished goods inventories include production fees from third-party manufacturers. Inventories are stated at the lower of average cost or net realizable value. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. Indicators that could result in inventory write downs include age of inventory, damaged inventory, slow moving products, and products at the end of their life cycles. While management believes that inventory is appropriately stated at the lower of average cost or net realizable value, judgment is involved in determining the net realizable value of inventory. The lower of average cost or net realizable value adjustments were not material at December 31, 2022 or December 31, 2021.

We periodically write-down our inventory to the lower of cost and net realizable value based on our estimates that consider historical usage, future demand, and inventory production date. These factors are impacted by market and economic conditions and changes in strategic direction. The calculation of our inventory valuation, specifically the write-down for excess or obsolete inventories, requires management to make assumptions and to apply judgment regarding forecasted customer demand that may turn out to be inaccurate. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped. Inventory valuation reserves were $0.4 million as of December 31, 2022 and 2021.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's economic interest in Zevia LLC, which was 68.7% and 53.4% as of December 31, 2022 and 2021, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

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

We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical levels of income, projections of future income, expectations and risk associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. To the extent that we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we would increase the valuation allowance against deferred tax assets. The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate sufficient future taxable income against which the benefits of our deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenue, gross profits, operating income and taxable income in future periods. Although we believe that the judgment we used is reasonable, actual results can differ due to a change in market conditions, changes in tax laws and other factors. As of December 31, 2022, we have a full valuation allowance against deferred tax assets totaling $72.7 million.

In accordance with ASC 740, Income Taxes we perform a comprehensive review of uncertain tax positions regularly. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We determine the tax liability for uncertain tax positions based on a two-step process. The first step is to determine whether it is more likely than not based on technical merits that each income tax position would be sustained upon examination. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The assessment of each tax position requires significant judgment and estimates. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits, issuance of new regulations or new case law, negotiations with tax authorities, and expiration of statutes of limitations. We did not record any unrecognized tax benefit as of December 31, 2022. We recognize both accrued interest and penalties, when appropriate, in income taxes in the accompanying consolidated statements of operations and comprehensive loss.

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

In connection with the IPO, the Company entered into a TRA with continuing members of Zevia LLC and the Direct Zevia Stockholders. In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC's acquisition of continuing member's Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia, LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The amount of existing tax basis and the anticipated tax basis adjustments will vary depending upon a number of factors, including our blended federal and state tax rate and the amount and timing of our income, the increase in the Zevia’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the Company upon the exchange of Zevia LLC units for shares of Class A common stock, and our possible utilization of certain tax attributes. As a result, payments that Zevia PBC may make under the TRA could be substantial.

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

As of December 31, 2022, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $55.8 million at December 31, 2022. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Recent Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included in this Annual Report for a discussion of recently issued accounting pronouncements not yet adopted.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if any of the following events occur; (i) we have more than $1.235 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A common stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, inflation and commodities as follows:

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

The price for aluminum cans also fluctuates depending on market conditions. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the year ended December 31, 2022, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum would have resulted in an increase of approximately $1.5 million or a decrease of $1.5 million, respectively, to cost of goods sold.

We are working to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the United States or increase net sales outside of the United States that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the years ended December 31, 2022 and 2021.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Zevia PBC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zevia PBC and its subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in redeemable convertible preferred units and equity (deficit), and consolidated statement of cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

March 10, 2023

We have served as the Company’s auditor since 2020.

ZEVIA PBC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$47,399	$43,110
Short-term investments	—	30,000
Accounts receivable, net	11,077	9,047
Inventories	27,576	31,501
Prepaid expenses and other current assets	2,607	3,421
Total current assets	88,659	117,079
Property and equipment, net	4,641	3,169
Right-of-use assets under operating leases, net	708	211
Intangible assets, net	4,385	4,233
Other non-current assets	539	301
Total assets	$98,932	$124,993
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,023	$13,492
Accrued expenses and other current liabilities	8,408	6,705
Current portion of operating lease liabilities	715	236
Total current liabilities	17,146	20,433
Operating lease liabilities, net of current portion	—	1
Total liabilities	17,146	20,434
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 47,774,046 and 34,463,417 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	48	34
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 21,798,600 and 30,113,152 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	22	30
Additional paid-in capital	189,724	174,404
Accumulated deficit	(79,843)	(45,986)
Total Zevia PBC stockholder's equity	109,951	128,482
Noncontrolling interests	(28,165)	(23,923)
Total equity	81,786	104,559
Total liabilities and equity	$98,932	$124,993

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Net sales	$163,181	$138,172
Cost of goods sold	93,160	74,231
Gross profit	70,021	63,941
Operating expenses:
Selling and marketing	52,869	45,130
General and administrative	36,793	27,516
Equity-based compensation	26,880	77,724
Depreciation and amortization	1,347	997
Total operating expenses	117,889	151,367
Loss from operations	(47,868)	(87,426)
Other income (expense), net	286	(207)
Loss before income taxes	(47,582)	(87,633)
Provision for income taxes	(65)	(34)
Net loss and comprehensive loss	(47,647)	(87,667)
Net loss attributable to Zevia LLC prior to the Reorganization Transactions	—	1,913
Loss attributable to noncontrolling interest	13,790	39,768
Net loss attributable to Zevia PBC	$(33,857)	$(45,986)

Net loss per share attributable to common stockholders
Basic	$(0.81)	$(1.33)	(1)
Diluted	$(0.81)	$(1.33)	(1)

Weighted average common shares outstanding
Basic	43,469,383	34,450,409
Diluted	43,469,383	34,450,409

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22,2021 through December 31, 2021, the period following the reorganization transactions and initial public offering (see Note 16).

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY (DEFICIT)

	Redeemable Convertible Preferred Units			Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Units	Amount	Members' Deficit	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at December 31, 2020	26,322,803	$232,457	$(196,812)	—	$—	—	$—	$—	$—	$—	$(196,812)
Exercise of common units prior to the Reorganization Transactions	—	—	10	—	—	—	—	—	—	—	10
Equity-based compensation prior to the Reorganization Transactions	—	—	73	—	—	—	—	—	—	—	73
Net loss prior to the Reorganization Transactions	—	—	(1,913)	—	—	—	—	—	—	—	(1,913)
Distributions to unitholders for tax payments	—	—	(2,669)	—	—	—	—	—	—	—	(2,669)
Balance prior to the Reorganization Transactions	26,322,803	232,457	(201,311)	—	—	—	—	—	—	—	(201,311)
Impact of Reorganization and IPO	—	—	—	—	—	—	—	—	—	—	—
Effect of the Reorganization Transactions	(26,322,803)	(232,457)	219,633	23,716,450	24	—	—	12,800	—	—	232,457
Issuance of Class A common stock in IPO, net of commission	—	—	—	6,900,000	7	—	—	90,073	—	—	90,080
Issuance of Class B units to Zevia LLC unitholders	—	—	—	—	—	30,114,488	30	(30)	—	—	—
Purchases of Zevia LLC units in connection with IPO	—	—	(2,037)	3,767,440	3	—	—	2,034	—	—	—
Cancellation of options in connection with IPO	—	—	(423)	32,560	—	—	—	425	—	—	2
Cancellation of options	—	—	—	—	—	—	—	(4)	—	—	(4)
Offering costs	—	—	—	—	—	—	—	(8,367)	—	—	(8,367)
Repurchase and cancellation of Zevia LLC units	—	—	(17)	—	—	(1,336)	—	—	—	—	(17)
Allocation of equity to noncontrolling interest	—	—	(15,845)	—	—	—	—	—	—	15,845	—
Exercise of stock options	—	—	—	46,967	—	—	—	(178)	—	—	(178)
Equity-based compensation	—	—	—	—	—	—	—	77,651	—	—	77,651
Net loss post-Reorganization Transactions	—	—	—	—	—	—	—	—	(45,986)	(39,768)	(85,754)
Balance at December 31, 2021	—	—	—	34,463,417	34	30,113,152	30	174,404	(45,986)	(23,923)	104,559
Vesting and release of common stock under equity incentive plans, net	—	—	—	4,749,662	6	—	—	(2,136)	—	—	(2,130)
Exchange of Class B common stock for Class A common stock	—	—	—	8,314,552	8	(8,314,552)	(8)	(9,548)	—	9,548	—
Exercise of stock options	—	—	—	246,415	—	—	—	124	—	—	124
Equity-based compensation	—	—	—	—	—	—	—	26,880	—	—	26,880
Net loss	—	—	—	—	—	—	—	—	(33,857)	(13,790)	(47,647)
Balance at December 31, 2022	—	$—	—	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021
Operating activities:
Net loss	$(47,647)	$(87,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	653	562
Depreciation and amortization	1,347	997
Loss (gain) on sale of equipment	3	(4)
Amortization of debt issuance cost	64	94
Equity-based compensation	26,880	77,724
Changes in operating assets and liabilities:
Accounts receivable, net	(2,030)	(2,062)
Inventories	3,925	(10,701)
Prepaid expenses and other assets	846	(2,481)
Accounts payable	(5,850)	4,396
Accrued expenses and other current liabilities	1,703	1,960
Operating lease liabilities	(672)	(624)
Net cash used in operating activities	(20,778)	(17,806)
Investing activities:
Proceeds from maturities of short-term investments	30,000	—
Payments for purchases of short-term investments	—	(30,000)
Purchases of property, equipment and software	(2,593)	(3,143)
Net cash provided by (used in) investing activities	27,407	(33,143)
Financing activities:
Proceeds from revolving line of credit (1)	—	74,721
Repayment of revolving line of credit (1)	—	(74,721)
Payment of debt issuance costs	(334)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(2,130)	—
Proceeds from exercise of stock options	124	—
Proceeds from exercise of common units	—	10
Exercise of stock options	—	(178)
Repurchase of Zevia LLC units	—	(17)
Distribution to unitholders for tax payments	—	(2,669)
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions	—	139,689
Use of proceeds from issuance of Class A common stock to purchase Zevia LLC Units	—	(49,609)
Cancellation of options in IPO	—	2
Cancellation of options	—	(4)
Payment of IPO costs	—	(8,101)
Net cash (used in) provided by financing activities	(2,340)	79,123
Net change from operating, investing, and financing activities	4,289	28,174
Cash and cash equivalents at beginning of period	43,110	14,936
Cash and cash equivalents at end of period	$47,399	$43,110

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$506	$125
Conversion of Class B common stock to Class A common stock	$9,548	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,150	$—
Unpaid IPO offering costs	$—	$266

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$64	$148
Cash paid for income taxes	$69	$-

(1)
Zevia PBC’s revolving line of credit provides for daily drawdowns and repayments of amounts outstanding. As of December 31, 2021, no amounts were outstanding due to the termination of the line of credit in July 2021. Consistent with the provisions of ASC Topic 230, Statement of Cash Flows, Zevia PBC has presented daily draw-downs and repayments under its revolving line of credit with its lender on a gross basis in the consolidated statements of cash flows for the year ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the "Company") develops, markets, sells, and distributes a wide variety of zero sugar, zero calorie, non-GMO Project verified, gluten-free, Kosher, vegan, zero sodium carbonated and non-carbonated beverages under the Zevia® brand name that include a broad assortment of flavors across Soda, Energy Drinks, Organic Teas, Mixers, and Kidz drinks. Zevia PBC’s products are distributed and sold principally across the United States of America ("U.S.") and Canada through a diverse network of major retailers (both brick-and-mortar and e-commerce), including grocery stores, natural products stores, warehouse clubs, and specialty outlets. Zevia PBC’s products are manufactured and generally maintained at third-party beverage production and warehousing facilities located in both the United States and Canada.

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

Immediately following the closing of the IPO on July 26, 2021, Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of Zevia LLC. The Company has consolidated Zevia LLC in its financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations. As of December 31, 2022 and 2021, the Company held an economic interest of 68.7% and 53.4%, respectively, in Zevia LLC and the remaining 31.3% and 46.6%, respectively, represents the non-controlling interest.

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

In connection with the IPO, the Company completed the Reorganization Transactions, which were accounted for consistent with a combination of entities under common control. As a result, the financial reports filed with the SEC by the Company subsequent to the Reorganization Transactions are prepared “as if” Zevia LLC is the accounting predecessor of the Company. The historical operations of Zevia LLC are deemed to be those of the Company. Thus, the consolidated financial statements included in this report reflect (i) the historical operating results and financial position of Zevia LLC prior to the Reorganization Transactions; (ii) the consolidated results of operations and financial position of the Company and Zevia LLC following the Reorganization Transactions; and (iii) the Company's equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded.

On January 1, 2022, Zevia PBC and Zevia LLC entered into a service agreement to transfer the services of all employees of Zevia PBC to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with Zevia PBC. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC dated as of July 21, 2021, Zevia LLC shall reimburse Zevia PBC, for certain expenses for overhead, administrative, and other expenses, at Zevia PBC's discretion. For the year ended December 31, 2022, it was determined that the majority of such costs should be retained by Zevia PBC, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

Reclassifications

Certain amounts from prior periods have been reclassified in the consolidated balance sheet and consolidated statement of operations and comprehensive loss to conform to the current period presentation. For the activity in the periods prior to the IPO and Reorganization Transactions, common stock, additional paid-in capital, and accumulated deficit information has been combined and presented as member’s deficit in the accompanying consolidated balance sheets and consolidated statements of changes in redeemable convertible preferred units and equity (deficit).

Consolidated Balance Sheet:

The following table presents the adjustments made to the Consolidated Balance Sheet as of December 31, 2021, in order to reclassify computer software costs from property and equipment, net, to intangible assets, net in accordance with Accounting Standard Codification ("ASC") Topic 350, Intangibles—Goodwill and Other:

(in thousands)	December 31, 2021 (as reported)	Adjustments	December 31, 2021 (adjusted)
Property and equipment, net	$3,664	$(495)	$3,169
Intangible assets, net	3,738	495	4,233

Consolidated Statement of Operations and Comprehensive Loss:

The following table presents the reclassifications made to the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021 in order to reclassify repackaging and handling costs from cost of goods sold to selling and marketing expenses. The Company believes this classification change better portrays the financial impacts of the fulfillment activities conducted by the Company. The Company made this change in classification during the year ended December 31, 2022 as a result of an increasing trend in the occurrence of such fulfillment costs in the business.

(in thousands)	Year Ended December 31, 2021 (as reported)	Reclassification	Year Ended December 31, 2021 (adjusted)
Cost of goods sold	$76,958	$(2,727)	$74,231
Gross profit	61,214	2,727	63,941
Selling and marketing expenses	42,403	2,727	45,130

Use of estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to: net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; reserves recorded for inventory obsolescence; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; recoverability of intangible assets; realization of deferred tax assets; and the determination of the fair value of equity instruments, including redeemable convertible preferred and common units, restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

As of December 31, 2022, the Company’s operations continued to be impacted by the effects of the COVID-19 pandemic including the emergence of new variants, with respect to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the year ended December 31, 2022, the Company experienced significant inflationary impact, which has created headwinds that the Company expects to continue into 2023. The effects of the COVID-19 pandemic are expected to continue to impact global economies, and the Company will continue to monitor the situation and the effects on its business and operations, particularly if the COVID-19 pandemic, including the emergence of new variants, continues for an extended period of time.

Cash, cash equivalents and investments

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, with original maturities of three months or less. Investments with original maturities at the date of acquisition of more than three months are classified as short-term investments or long-term investments based on the remaining contractual maturity of the security at the reporting date. As of December 31, 2022, the Company did not hold any investments. As of December 31, 2021, the Company held $27.0 million of time deposits with contractual maturities of less than three months, which are classified as cash and cash equivalents on the consolidated balance sheets, and $30 million of time deposits with contractual maturities of greater than three months but less than one year which are classified as short-term investments on the consolidated balance sheets.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying values of the Company’s cash, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair values at December 31, 2022 and 2021 due to the short period of time to maturity or repayment. As of December 31, 2022 and 2021, all cash and cash equivalents and short-term investments were considered Level 1.

As of December 31, 2022 and 2021, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the years ended December 31, 2022 and 2021, there were no transfers between levels of the fair value hierarchy.

Other comprehensive loss

The nature of the Company’s operations does not give rise to consequential other comprehensive loss.

Accounts receivable and allowance for doubtful accounts

Trade receivables are recorded at net realizable value, which includes an appropriate allowance for doubtful accounts. Credit is extended to customers based on an evaluation of their financial condition, credit rating, and trade references. The Company monitors exposure to credit losses and maintains an allowance for anticipated losses based on each customer’s credit condition and payment behavior. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The allowance for doubtful accounts was not material at December 31, 2022 or December 31, 2021. Changes in the Allowance for Doubtful Accounts were as follows:

	Year Ended December 31,
	2022	2021
Balance, beginning of the year	$10	$—
Provision (recovery) for bad debt	(10)	10
Balance, end of the year	$—	$10

Inventories

Inventories consist of raw materials and finished goods. Raw materials include costs for the Company’s ingredients and packaging inventories. The costs of finished goods inventories include production fees from third-party manufacturers. Inventories are stated at the lower of average cost or net realizable value. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. Indicators that could result in inventory write downs include age of inventory, damaged inventory, slow moving products, and products at the end of their life cycles. While management believes that inventory is appropriately stated at the lower of average cost or net realizable value, judgment is involved in determining the net realizable value of inventory. Inventory valuation reserves were $0.4 million as of December 31, 2022 and 2021.

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

Depreciation and amortization are computed using the following estimated useful lives of the assets:

Asset	Years
Leasehold improvements	Shorter of lease term or estimated useful life
Computer equipment	3
Furniture and equipment	4-7
Vehicles	5
Quality control equipment	2-7
Buildings and improvements	7-30

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset’s fair value. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2022 and 2021.

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

The Company had no material finance leases as of December 31, 2022 and 2021.

Intangible assets, net

Intangible assets subject to amortization consist of customer relationships, which were acquired and are amortized over their estimated useful life of 15 years and computer software costs which are amortized over their estimated useful life of three years. In accordance with Accounting Standard Codification ("ASC") Topic 350, Intangibles—Goodwill and Other, intangible assets with definite lives are treated as a long-lived asset and are evaluated for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If impaired, the asset is written down to its estimated fair market value, which is generally measured by discounting future cash flows.

Non-amortizable intangible assets consist of trademarks which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacture, marketing, and distribution of its carbonated beverages. The Company also owns several other trademarks in both the United States and in foreign countries. Intangible assets not subject to amortization are evaluated for impairment annually, or sooner if management believes such assets may be impaired. An impairment loss is recognized if the asset’s carrying amount exceeds its estimated fair market value. For the years ended December 31, 2022 and 2021, no impairment losses were recorded.

Certain external and internal computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within intangible assets, net.

Debt issuance cost

Costs incurred in connection with securing a revolving line of credit agreement are capitalized. These costs are amortized over the term of the credit agreement. Debt issuance costs are included in Other non-current assets in the accompanying consolidated balance sheets. Net debt issuance costs totaled $0.3 million and $0 million as of December 31, 2022 and 2021, respectively.

Customer incentives and allowances

The Company offers its customers sales incentives that are designed to support the distribution of its products to consumers. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and certain other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These amounts are deducted from gross sales and are included under Net sales in the accompanying consolidated statements of operations and comprehensive loss. The Company maintains an allowance representing the estimated cost of certain customer incentives incurred but not yet realized as of the end of each respective year, which is recorded as an offset against customer accounts receivable, and is included under Accounts receivable, net in the accompanying consolidated balance sheets. The customer incentives and allowances were $5.6 million and $3.5 million as of December 31, 2022 and 2021, respectively.

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

Cost of goods sold

Cost of goods sold consists of all costs to acquire and manufacture the Company’s products including the cost of the various ingredients, packaging, in-bound freight and logistics, and third-party production fees—which are typically incurred at a flat rate per case produced—and all other costs incurred to bring the product to salable condition. The Company’s cost of goods sold is generally subject to price fluctuations in the marketplace for aluminum, logistics costs such as fuel, freight and warehousing for raw materials, bottling tolling fees, as well as shifting product mix. The Company has elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Such costs amounted to approximately $15.4 million and $13.2 million for the years ended December 31, 2022 and 2021, respectively.

Selling and marketing expenses

Selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss include warehousing and distribution costs, shipping and handling costs, advertising, and marketing costs, which generally are expensed as incurred. Warehousing and distribution costs include storage, transfer, repacking and handling fees, and out-bound freight and delivery charges. The Company expenses sales and marketing costs as incurred. Advertising and marketing expenses represent costs associated with the promotion of the Zevia® brand and products as outlined in ASC Topic 730-25, Other Expenses – Advertising Costs, such as those for digital and other forms of advertising. Advertising and marketing expenses amounted to approximately $11.1 million and $12.6 million for the years ended December 31, 2022 and 2021, respectively.

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

Depreciation and Amortization

Depreciation is primarily related to building and related improvements, computer equipment, quality control and marketing equipment, and leasehold improvements. Intangible assets subject to amortization consist of customer relationships and software applications. Non-amortizable intangible assets consist of trademarks, which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacturing, marketing, and distribution of its beverages. The Company also owns several other trademarks in both the U.S. and in foreign countries.

Foreign currency transactions

The functional currency of the Company is the U.S. Dollar. The Company sells and distributes its products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for net sales and expenses. Foreign currency transaction (losses) gains for the years ended December 31, 2022 and 2021 amounted to approximately $0.2 million and $0.0 million, respectively, and are included under other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company's economic interest in Zevia LLC, which was 68.7% and 53.4% as of December 31, 2022 and 2021, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

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

3. REVENUES

Disaggregation of Revenue

The Company's products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, natural products stores, specialty outlets, and warehouse clubs; and through online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Year Ended December 31,
(in thousands)	2022	2021
Retail sales	$145,041	$119,884
Online/e-commerce	$18,140	18,288
Net sales	$163,181	$138,172

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Year Ended December 31,
(in thousands)	2022	2021
United States	$145,180	$125,378
Canada	18,001	12,794
Net sales	$163,181	$138,172

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of December 31, 2022 and December 31, 2021, respectively.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials	$7,527	$10,193
Finished goods	20,049	21,308
Inventories	$27,576	$31,501

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	December 31, 2022		December 31, 2021
Land	$336		$336
Leasehold improvements	463		463
Computer equipment and software	796	(1)	813	(1)
Furniture and equipment	544		521
Vehicles	197		38
Quality control and marketing equipment	1,635		532
Buildings and improvements	1,610		1,443
Assets not yet placed in service	1,128		456
	6,709		4,602
Less accumulated depreciation	(2,068)		(1,433)
Property and equipment, net	$4,641		$3,169

(1) During the year ended December 31, 2022, the Company reclassified computer software costs from property and equipment, net, to intangible assets, net. Refer to Note 2 - Summary of Significant Accounting Policies for amounts reclassified.

During the year ended December 31, 2021, the Company purchased a warehouse facility in Evansville, Indiana for a total purchase price of $1.7 million. For the year ended December 31, 2022 and 2021, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.7 million and $0.6 million, respectively. These amounts are included under depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	December 31, 2022
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	2.0	$2,277	$(1,429)	$848
Customer relationships	2.7	3,007	(2,470)	537
		5,284	(3,899)	1,385
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$8,284	$(3,899)	$4,385

	December 31, 2021
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.3	$1,440	$(945)	$495
Customer relationships	3.7	3,007	(2,269)	738
		4,447	(3,214)	1,233
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,447	$(3,214)	$4,233

For the years ended December 31, 2022 and 2021, total amortization expense amounted to $0.7 million and $0.4 million, respectively, including $0.4 million and $0.2 million, respectively, of amortization expense related to software. No impairment losses have been recorded on any of the Company’s intangible assets for the years ended December 31, 2022 and 2021.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
2023	$632
2024	563
2025	190
Expected amortization expense for intangible assets with definite lives	$1,385

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the "Borrower") obtained a revolving credit facility (the “Secured Revolving Line of Credit") by entering into a Loan and Security Agreement with Bank of America, N.A. (the "Loan and Security Agreement"). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. There have been no amounts drawn under the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company's assets.

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

The Borrower is required under the Secured Revolving Line of Credit to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of December 31, 2022, the Company was in compliance with its liquidity covenant.

Credit Facility

In 2019, Zevia LLC entered into a loan agreement providing for a $9.0 million revolving line of credit (the “Credit Facility”) with Stonegate Asset Company II, LLC (“Stonegate”), with a maturity date in April 2022. Borrowings under the revolving line were secured by accounts receivable and inventory. In June 2020, Zevia amended the Credit Facility and increased it to $12.0 million. As of December 31, 2021, the revolving line interest rate was 7.5% annual percentage rate and there was no outstanding balance. On June 1, 2021, Zevia extended the Credit Facility through April 2023 and there were no other modifications made to the terms and conditions. In July 2021 and subsequent to the IPO, Zevia terminated the Credit Facility. Early-termination fees were not material and were included in interest expense within other expenses, net in the accompanying consolidated statements of operations and comprehensive loss.

8. LEASES

The Company leases office space and vehicles. The leases have remaining lease terms of one to 15 months. On March 25, 2022, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2023, and to expand the total square footage from 17,923 square feet to 20,185 square feet commencing on May 1, 2022. In January 2023, the Company extended the lease term through December 31, 2026. The Company’s recognized lease costs include:

	Year Ended December 31,
(in thousands)	2022	2021
Income Statement
Operating lease cost(1)	$705	$605

(1) Operating lease cost is recorded within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term (months)	12.0	4.6
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under various non-cancellable lease agreements providing for office space and vehicles that expire at various dates through 2023. Maturities of lease payments under non-cancellable leases were as follows:

(in thousands)	December 31, 2022
2023	$745
Total lease payments	745
Less Imputed Interest	(30)
Present value of lease liabilities	$715

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of December 31, 2022, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

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

10. EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Zevia LLC 401(k) Plan (the “Plan”), a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute from 1% to 90% of their pre-tax earnings, up to the statutory limit. Effective January 1, 2020, the Company began offering matching contributions to the Plan of up to 4% of employee pre-tax earnings. For the years ended December 31, 2022 and 2021, the Company incurred contribution expense of $0.5 million and $0.4 million, respectively.

11. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	December 31, 2022	December 31, 2021
Accrued employee compensation benefits	$3,409	$3,032
Accrued direct selling costs	1,593	1,011
Accrued customer paid bottle deposits	1,253	774
Accrued other	2,153	1,888
Total	$8,408	$6,705

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

As of December 31, 2022, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.5 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Stock price	$3.40	$14.00
Exercise Price	3.93	14.00
Expected term (years)(1)	6.25	6.06
Expected volatility (2)	62.7%	47.5%
Risk-Free interest rate (3)	2.7%	0.9%
Dividend yield (4)	0.0%	0.0%

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

The weighted average grant date fair values for stock options granted for the years ended December 31, 2022 and 2021 was $1.97 and $6.39, respectively.

The following is a summary of stock option activity for the year ended December 31, 2022:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2022	1,409,693	$2.30
Granted	1,721,320	$3.93
Exercised	(246,415)	$0.50
Forfeited and expired	(114,844)	$5.14
Balance as of December 31, 2022	2,769,754	$3.36	8.0	$4,455
Exercisable at the end of the period	945,790	$1.40	5.3	$3,273
Vested and expected to vest	2,769,754	$3.36	8.0	$4,455

The total intrinsic values of options exercised during the year ended December 31, 2022 was $0.9 million.

As of December 31, 2022, total unrecognized compensation expense related to unvested stock options was $3.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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

In March 2021, the Company's Board of Directors also approved an amendment to the RSUs granted in August 2020 (“the RSU Amendment”). The RSU Amendment changes the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of December 31, 2022, the remaining service period of the awards is 25 months.

In November 2021, the Company's Board of Directors approved an amendment to its equity-based compensation plans for certain employees to allow immediate vesting upon retirement of all outstanding RSUs and stock options, and to extend the exercisability of outstanding stock options up to five years after retirement, if they meet certain conditions, including length of service and age, and they provide advance notice to the Board of Directors. During the year ended December 31, 2022, three employees retired from the Company and all outstanding awards and related stock compensation expense of $8.2 million was accelerated through their retirement date.

The following is a summary of RSU activity for the year ended December 31, 2022:

	Shares		Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2022	7,981,444		$5.33
Granted	1,121,740		$3.41
Vested	(6,445,278)	*	$5.58
Forfeited	(97,316)		$4.81
Balance unvested at December 31, 2022	2,560,590		$3.90	10,473
Expected to vest at December 31, 2022	2,560,590		$3.90	10,473

*Shares vested includes 1,345,800 of RSUs which vested but are subject to a deferred settlement provision over the next three years and therefore have not been released.

As of December 31, 2022, total unrecognized compensation expense related to unvested RSUs was $9.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

13. REDEEMABLE CONVERTIBLE PREFERRED UNITS

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

15. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Year Ended December 31,
	2022	2021
Customer A	15%	17%
Customer B	*	16%
Customer C	*	11%
Customer D	*	11%

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	December 31, 2022	December 31, 2021
Customer B	*	13%
Customer D	10%	15%
Customer E	17%	11%
Customer F	*	12%
Customer H	12%	*

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the periods:

	Year Ended December 31,
	2022	2021
Vendor A	27%	28%
Vendor B	18%	22%
Vendor C	13%	13%

* Less than 10% of total net sales, accounts receivable, net or raw material purchases.

16. LOSS PER SHARE

Basic earnings (loss) per share of Class A common stock is computed by dividing net loss attributable to the Company for the period by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to July 22, 2021, therefore no earnings per share information has been presented for any period prior to that date.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
	2022		2021
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(47,647)		$(87,667)
Less: net loss attributable to Zevia LLC prior to the Reorganization Transactions	—		1,913
Less: net loss attributable to non-controlling interests	13,790		39,768
Add: adjustment to reallocate net loss to controlling interest	(1,298)	(1)	—
Net loss to Zevia PBC	$(35,155)		$(45,986)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	41,739,061		34,450,409
Add: weighted average shares of vested and unreleased RSUs	1,730,322	(2)	—
Weighted-average basic and diluted shares	43,469,383		34,450,409
Loss per share of Class A common stock – basic	$(0.81)		$(1.33)	(3)
Loss per share of Class A common stock – diluted	$(0.81)		$(1.33)	(3)

(1) The numerator for the basic and diluted loss per share is adjusted for additional losses being attributed to controlling interest as a result of the impacts of vested but unreleased RSUs being included in the denominator of the basic and diluted loss per share.

(2) The denominator for basic and diluted loss per share includes vested and unreleased RSUs as there are no conditions that would prevent these RSUs from being issued in the future as shares of Class A common stock except for the mere passage of time.

(3) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 22,2021 through December 31, 2021, the period following the Reorganization Transactions and IPO.

Zevia LLC Class B Common Units, stock options and restricted stock units were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted net loss per share available to common stockholders:

	Year Ended December 31,
	2022	2021
Zevia LLC Class B Common Units exchangeable to shares of Class A common Stock	26,023,476	30,113,152
Stock options	2,239,025	1,483,824
Restricted stock units	3,473,655	7,981,444

17. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 68.7% and 53.4%, as of December 31, 2022 and 2021, respectively.

Income tax expense consists of the following:

	Year Ended December 31,
	2022	2021
Current
Federal	$—	$—
State	65	34
Total	65	34
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income taxes	$65	$34

A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

	Year Ended December 31,
	2022	2021
Tax computed at federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	0.8%	1.7%
Permanent items and other	(0.8)%	0.0%
Non-controlling interests	(5.8)%	(10.0)%
Equity-based compensation	(9.2)%	(3.7)%
Valuation allowance	(6.1)%	(9.0)%
Effective Tax Rate	(0.1)%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company's net deferred tax assets consist of the following:

	Year Ended December 31,
	2022	2021
Deferred tax assets
Investment in Zevia LLC	$53,427	$47,955
Net operating loss carryforwards	15,970	4,144
Equity-based compensation	3,161	6,840
Other temporary differences	104	1
Total deferred tax assets	72,662	58,940
Valuation allowance for deferred tax assets	(72,662)	(58,940)
Net deferred tax assets	$—	$—

The Company records a valuation allowance to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. The Company has recorded a full valuation allowance of $72.7 and $58.9 million as of December 31, 2022 and 2021, respectively, as it cannot conclude that it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses from its inception.

The following table summarizes the activity related to the Company's valuation allowance:

	Year Ended December 31,
	2022	2021
Balance, beginning of the year	$58,940	$—
Increases related to current year positions	13,722	58,940
Balance, end of the year	$72,662	$58,940

As of December 31, 2022, the Company has federal and state net operating loss carryforwards of $66.2 million and $36.8 million, respectively. The federal net operating loss can be carried forward indefinitely but are limited to 80% utilization against future taxable income each year in accordance with the Tax Cuts and Jobs Act of 2017. The state net operating loss carryforwards will begin to expire in 2031 unless previously utilized by the Company.

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

As of December 31, 2022, the Company has no uncertain tax positions and does not expect a significant change in unrecognized tax benefits during the next 12 months.

The Company is subject to taxation in the United States and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception for Zevia PBC.

On March 27, 2020, the United States enacted the CARES Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are amending certain provisions of the previously enacted Tax Cuts and Jobs Act related to depreciable property and net operating losses, deferral of payroll taxes, and the Paycheck Protection program. At

December 31, 2022, the Company has not booked any income tax provision or benefit for the impact for the CARES Act due to its recent incorporation and the pass-through treatment of Zevia, LLC.

On February 9, 2022, California enacted SB 113, which, among other changes, ends the temporary limitations on the utilization of net operating loss ("NOL") carryforwards and certain credits. Under previously enacted provisions, NOL carryforward deductions were suspended for tax years 2020-2022 for taxpayers with over $1 million of California taxable income. The newly enacted legislation removes this limitation on NOL utilization for the 2022 tax year and removes the $5 million cap on the usage of corporate income tax credits. There was no material impact from the provisions of SB 113 in 2022.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which includes a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any three year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly-traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. The IRA also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. The Company does not believe this legislation will have a material impact on our consolidated financial statements.

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

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes an assumption related to the fair market value of assets. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of the SOFR plus 300 basis points from the due date (without extensions) of such tax return.

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

As of December 31, 2022, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $55.8 million and $45.6 million at December 31, 2022 and 2021, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the year ended December 31, 2022. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

18. UNAUDITED QUARTERLY INFORMATION

The following summarizes selected unaudited quarterly financial data for the year ended December 31, 2022 (amounts may not sum due to rounding):

(in thousands, except share and per share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$38,034		$45,542		$44,239		$35,366
Gross profit	15,879	(1)	19,321	(1)	19,168		15,653
Loss from operations	(17,555)		(14,743)		(9,221)		(6,349)
Loss before income taxes	(17,473)		(14,787)		(9,195)		(6,127)
Net loss and comprehensive loss	(17,485)		(14,796)		(9,196)		(6,170)
Net loss attributable to Zevia PBC	(10,898)		(11,090)		(7,484)		(4,385)
Basic earnings per share	(0.28)	(2)	(0.27)	(2)	(0.16)	(2)	(0.09)
Diluted earnings per share	(0.28)	(2)	(0.27)	(2)	(0.16)	(2)	(0.09)
Weighted-average shares of Class A Common Stock - basic and diluted	38,371,713	(2)	42,051,987	(2)	$45,938,507	(2)	47,368,849

The following summarizes selected unaudited quarterly financial data for the year ended December 31, 2021 (amounts may not sum due to rounding):

(in thousands, except share and per share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$30,694		$34,352		$38,956		$34,170
Gross profit	14,704	(3)	16,673	(3)	17,767	(3)	14,797	(3)
Loss from operations	243		(707)		(49,498)	(4)	(37,464)	(4)
Loss before income taxes	247		(749)		(49,711)	(4)	(37,420)	(4)
Net loss and comprehensive loss	247		(749)		(49,761)		(37,404)
Net loss attributable to Zevia PBC	—		—		(25,823)		(20,163)
Basic earnings per share	N/A	(5)	N/A	(5)	(0.75)		(0.59)
Diluted earnings per share	N/A	(5)	N/A	(5)	(0.75)		(0.59)
Weighted-average shares of Class A Common Stock - basic and diluted	N/A	(5)	N/A	(5)	34,440,982		34,450,409

(1) The Company reclassified $1.3 million and $1.9 million of expenses in the first and second quarter of 2022, respectively, which were previously recorded as cost of goods sold to selling and marketing expenses to conform to the current presentation.

(2) The Company has revised basic and diluted earnings per share amounts for the first, second, and third quarters of 2022 to include the impact of vested but unreleased restricted stock units which were previously excluded from the respective basic and diluted earnings per share computations. The impact of this immaterial correction was to decrease both basic and diluted loss per share by $0.02, $0.01, and $0.01, respectively, from the amounts previously reported in the Company’s Form 10-Q for each of the respective first, second, and third quarters of 2022.

(3) The Company reclassified $0.5 million, $0.4 million, $0.8 million, and $1.0 million of expenses in the first, second, third, and fourth quarter of 2021, respectively, which were previously recorded as cost of goods sold to selling and marketing expenses to conform to the current presentation.

(4) Net loss in the second half of 2021 increased primarily due to $45.7 million and $31.9 million, respectively, of equity-based compensation in the third and fourth quarter of 2021 relating to restricted stock unit awards and phantom stock awards that generally vest over six months following the IPO.

(5) Prior to the IPO, the Zevia LLC membership structure included various classes of Preferred Units and Common units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the periods prior to the IPO.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of Registered Public Accounting Firm

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting.

Management determined that as of December 31, 2022, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Executive Officers,” “Delinquent Section 16(a) Reports” (if applicable) and “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation” and “Executive Compensation” in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

(c) Exhibits

The exhibits listed below are filed as part of this Annual Report, or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 26, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 11, 2022)

10.1

Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC Agreement dated as of July 21, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Periodic Report on Form 10-Q filed August 13, 2021).

10.2	Tax Receivable Agreement dated as of July 21, 2021 (incorporated by reference to Exhibit 10.2 of the Company's Periodic Report on Form 10-Q filed on August 13, 2021).

10.3

Zevia PBC Eleventh Amended and Restated Registration Rights Agreement dated July 21, 2021 (incorporated by reference to Exhibit 10.3 of the Company's Periodic Report on Form 10-Q, filed on August 13, 2021).

10.4

Form of Indemnification Agreement entered into with Directors and Executive Officers (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1/A filed on July 12, 2021).

10.8#	Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on July 26, 2021).

10.9#

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on July 26, 2021).

10.10#

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on July 26, 2021).

10.11#	Zevia 2020 Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed on June 25, 2021).

10.12#

Form of Zevia LLC Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (2020) (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed on June 25, 2021).

10.13#

Form of Zevia LLC Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (2021) (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed on June 25, 2021).

10.14#

Form of Zevia LLC First Amendment to Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 filed on June 25, 2021).

10.15#

Form of Zevia LLC Second Amendment to Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.15 of Company’s Annual Report on Form 10-K filed on March 11, 2022).

10.16#

Zevia LLC 2011 Unit Incentive Plan, as amended, and the Form of Unit Option Agreement (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed on June 25, 2021).

10.17#

Form of Zevia LLC 2011 Unit Incentive Plan, as amended, Second Amendment to Unit Option Agreement (incorporated herein by reference to Exhibit 10.17 of Company’s Annual Report on Form 10-K filed on March 11, 2022).

10.18#

Form of Zevia LLC 2011 Unit Incentive Plan, as amended, Third Amendment to Unit Option Agreement (incorporated herein by reference to Exhibit 10.18 of Company’s Annual Report on Form 10-K filed on March 11, 2022).

10.19#

Form of Zevia LLC Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 filed on June 25, 2021).

10.20#

Form of Zevia LLC First Amendment to Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1/A filed on July 12, 2021).

10.24

Loan and Security Agreement, dated as of February 22, 2022, by and among Zevia LLC, certain of its subsidiaries from time to time joined hereto as borrowers, the financial institutions party thereto from time to time as Lenders and Bank of America, N.A., a national banking association, as agent for the Lenders thereto (incorporated herein by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on February 24, 2022).

10.25#	Letter Agreement dated March 11, 2022, between Zevia PBC and Denise D. Beckles (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2022).

10.26#	Severance Agreement dated May 1, 2022, between Zevia PBC and Denise D. Beckles (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 26, 2022).

10.27#	Letter Agreement dated March 18, 2022, between Zevia PBC and Quincy B. Troupe (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 26, 2022).

10.28#	Letter Agreement dated June 13, 2022, between Zevia PBC and Quincy B. Troupe (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 26, 2022).

10.29#

Amended and Restated Offer Letter dated June 15, 2022, between Zevia PBC and Amy Taylor (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on August 11, 2022).

10.30#

Amended and Restated Severance Agreement dated June 15, 2022, between Zevia PBC and Amy Taylor (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on August 11, 2022).

10.31#

Separation Agreement and General Release of Claims dated May 6, 2022, between Zevia PBC and William D. Beech (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on August 11, 2022).

10.32#

Addendum to Separation Agreement and General Release of Claims dated May 13, 2022, between Zevia PBC and William D. Beech (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on August 11, 2022).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor	By:		/s/ Denise D. Beckles
	Name:	Amy E. Taylor		Name:	Denise D. Beckles
	Title:	President and Chief Executive Officer, Director		Title:	Chief Financial Officer
		(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 10, 2023		Date:	March 10, 2023

By:		/s/ Hany Mikhail	By:		/s/ Padraic Spence
	Name:	Hany Mikhail		Name:	Padraic Spence
	Title:	Chief Accounting Officer		Title:	Director and Board Chair
(Principal Accounting Officer)
	Date:	March 10, 2023		Date:	March 10, 2023

By:		/s/ Jacqueline J. Hayes	By:		/s/ David J. Lee
	Name:	Jacqueline J. Hayes		Name:	David J. Lee
	Title:	Director		Title:	Director
	Date:	March 10, 2023		Date:	March 10, 2023

By:		/s/ Rosemary L. Ripley	By:		/s/ Andrew Ruben
	Name:	Rosemary L. Ripley		Name:	Andrew Ruben
	Title:	Director		Title:	Director
	Date:	March 10, 2023		Date:	March 10, 2023

By:		/s/ Julie G. Ruehl	By:		/s/ Justin Shaw
	Name:	Julie G. Ruehl		Name:	Justin Shaw
	Title:	Director		Title:	Director
	Date:	March 10, 2023		Date:	March 10, 2023

By:		/s/ Philip H. O'Brien	By:
	Name:	Philip H. O'Brien
	Title:	Director
	Date:	March 10, 2023