Form 10-Q
period 2023-03-31
Zevia PBC
filed 2023-05-09
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 49,385,543 shares and 21,260,609 shares outstanding of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2023 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about shifting market demand and consumer preferences, ability to effectively compete, commitment to creating ESG impact, human capital objectives, validity of our trademarks and other intellectual property, impact of government regulations , liquidity and capital requirements, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2023 for the period ended December 31, 2022 (“Annual Report”), as well as our subsequent filings with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, including, but not limited to, the following:

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
•
the impact of the long-term effects of the COVID-19 pandemic, any future pandemics or other public health crises on our business, results of operations and financial condition;
•
the impact of adverse global macroeconomic conditions, including rising interest rates, instability in financial institutions, recession fears and inflationary pressures, and geopolitical events or conflicts;
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
•
inadequacy, failure, interruption or security breaches of our information technology systems and failure to comply with data privacy and information security laws and regulations; and

•
other risks, uncertainties and factors set forth under “Item 1A. Risk Factors.” of our Annual Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$55,957	$47,399
Accounts receivable, net	14,316	11,077
Inventories	28,950	27,576
Assets held-for-sale	2,157	—
Prepaid expenses and other current assets	2,061	2,607
Total current assets	103,441	88,659
Property and equipment, net	2,655	4,641
Right-of-use assets under operating leases, net	2,384	708
Intangible assets, net	4,222	4,385
Other non-current assets	520	539
Total assets	$113,222	$98,932
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,177	$8,023
Accrued expenses and other current liabilities	7,383	8,408
Current portion of operating lease liabilities	577	715
Total current liabilities	30,137	17,146
Operating lease liabilities, net of current portion	1,808	-
Total liabilities	31,945	17,146
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 49,324,363 and 47,774,046 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	50	48
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 21,260,609 and 21,798,600 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	21	22
Additional paid-in capital	191,402	189,724
Accumulated deficit	(81,934)	(79,843)
Total Zevia PBC stockholder’s equity	109,539	109,951
Noncontrolling interests	(28,262)	(28,165)
Total equity	81,277	81,786
Total liabilities and equity	$113,222	$98,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Net sales	$43,300	$38,034
Cost of goods sold	23,195	22,155
Gross profit	20,105	15,879
Operating expenses:
Selling and marketing	11,912	14,053
General and administrative	8,645	10,129
Equity-based compensation	2,380	8,901
Depreciation and amortization	419	351
Total operating expenses	23,356	33,434
Loss from operations	(3,251)	(17,555)
Other income, net	340	82
Loss before income taxes	(2,911)	(17,473)
Provision for income taxes	1	12
Net loss and comprehensive loss	(2,912)	(17,485)
Loss attributable to noncontrolling interest	821	6,587
Net loss attributable to Zevia PBC	$(2,091)	$(10,898)

Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.28)
Diluted	$(0.04)	$(0.28)

Weighted average common shares outstanding
Basic	49,372,874	38,371,713
Diluted	72,250,338	38,371,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2023	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786
Vesting and release of common stock under equity incentive plans, net	981,902	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	537,991	1	(537,991)	(1)	(724)	—	724	—
Exercise of stock options	30,424	—	—	—	23	—	—	23
Equity-based compensation	—	—	—	—	2,380	—	—	2,380
Net loss	—	—	—	—	—	(2,091)	(821)	(2,912)
Balance at March 31, 2023	49,324,363	$50	21,260,609	$21	$191,402	$(81,934)	$(28,262)	$81,277

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2022	34,463,417	$34	30,113,152	$30	$174,404	$(45,986)	$(23,923)	$104,559
Vesting and release of common stock under equity incentive plans, net	2,298,547	3	—	—	(2,133)	—	—	(2,130)
Exchange of Class B common stock for Class A common stock	1,970,802	2	(1,970,802)	(2)	(1,929)	—	1,929	—
Exercise of stock options	56,659	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	8,901	—	—	8,901
Net loss	—	—	—	—	—	(10,898)	(6,587)	(17,485)
Balance at March 31, 2022	38,789,425	$39	28,142,350	$28	$179,259	$(56,884)	$(28,581)	$93,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities:
Net loss	$(2,912)	$(17,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	142	149
Depreciation and amortization	419	351
Amortization of debt issuance cost	19	—
Equity-based compensation	2,380	8,901
Changes in operating assets and liabilities:
Accounts receivable, net	(3,239)	(4,376)
Inventories	(1,374)	(920)
Prepaid expenses and other assets	546	957
Accounts payable	14,589	1,645
Accrued expenses and other current liabilities	(1,025)	(456)
Operating lease liabilities	(148)	(166)
Net cash provided by (used in) operating activities	9,397	(11,400)
Investing activities:
Purchases of property, equipment and software	(862)	(565)
Net cash used in investing activities	(862)	(565)
Financing activities:
Payment of debt issuance costs	—	(213)
Minimum tax withholding paid on behalf of employees for net share settlement	—	(2,130)
Proceeds from exercise of stock options	23	16
Net cash provided by (used in) financing activities	23	(2,327)
Net change from operating, investing, and financing activities	8,558	(14,292)
Cash and cash equivalents at beginning of period	47,399	43,110
Cash and cash equivalents at end of period	$55,957	$28,818

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$71	$141
Conversion of Class B common stock to Class A common stock	$724	$1,929
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,818	$1,021

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$19	$—
Cash paid for income taxes	$52	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the “Company,” “we,” “us,” “our”), is a high-growth company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, and Kidz drinks. Our products are distributed and sold principally across the United States (“U.S.”) and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels and in grocery and natural product stores and specialty outlets. The Company’s products are manufactured and generally maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

The Company completed its initial public offering (“IPO”) of 10,700,000 shares of its Class A common stock at an offering price of $14.00 per share on July 26, 2021. Its Class A common stock is listed on the New York Stock Exchange trading under the ticker symbol “ZVIA.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by US GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023, or for any other interim period or any other future fiscal year. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures, including certain notes, required by US GAAP that are required on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2022 and accompanying notes included in the Annual Report. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the periods presented have been reflected.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, Zevia LLC, that it controls due to ownership of a majority voting interest. All intercompany transactions and balances have been eliminated in consolidation.

The Company owns a majority economic interest in, and operates and controls all of the business and affairs of, Zevia LLC. Accordingly, the Company has prepared these unaudited condensed consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company, for certain expenses for overhead, administrative, and other expenses, at the Company's discretion. For the three months ended March 31, 2023 and 2022, we determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

Reclassifications

Certain amounts from prior periods have been reclassified in the unaudited condensed consolidated statements of operations and comprehensive loss to conform to the current period presentation.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

The following table presents the reclassifications made to the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 in order to reclassify repackaging and handling costs from cost of goods sold to selling and marketing expenses. The Company believes this classification change more accurately describes the financial impacts of the fulfillment activities conducted by the Company. The Company made this change in classification during the third quarter of 2022 as a result of an increasing trend in the occurrence of such fulfillment costs in the business.

(in thousands)	Three Months Ended March 31, 2022 (as reported)	Reclassification	Three Months Ended March 31, 2022 (adjusted)
Cost of goods sold	$23,413	$(1,258)	$22,155
Gross profit	14,621	1,258	15,879
Selling and marketing expenses	12,795	1,258	14,053

Assets held-for-sale

The Company classifies long-lived assets or disposal groups to be sold as held-for-sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan to sell or dispose will be made or that the plan to sell or dispose will be withdrawn.

Long-lived assets or disposal groups that are classified as held-for-sale are measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held-for-sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held-for-sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held-for-sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held-for-sale and liabilities held-for-sale, respectively, in our unaudited condensed consolidated balance sheet.

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

As of March 31, 2023, the Company’s operations continued to be impacted by higher operating costs as a result of the global economy and economic uncertainties which impacted logistics, manufacturing, and labor costs, which the Company expects to continue throughout 2023. The Company will continue to monitor the situation and the economic environment, including any impact from current and future global events, and their effects on its business and operations.

Recent accounting pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements – Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides for a new impairment model that requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for private companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. The Company adopted ASU 2021-04 as of January 1, 2023. The adoption of ASU 2016-13 did not have a significant impact on the Company’s financial statements.

Any other recently issued accounting pronouncements are neither relevant, nor expected to have a material impact on the Company’s financial statements.

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, natural products stores, specialty outlets, and warehouse clubs; and through online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended March 31,
(in thousands)	2023	2022
Retail sales	$36,927	$34,164
Online/e-commerce	6,373	3,870
Net sales	$43,300	$38,034

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended March 31,
(in thousands)	2023	2022
United States	$39,347	$34,189
Canada	3,953	3,845
Net sales	$43,300	$38,034

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of March 31, 2023 or December 31, 2022.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$10,347	$7,527
Finished goods	18,603	20,049
Inventories	$28,950	$27,576

5. ASSETS HELD-FOR-SALE

As of March 31, 2023, the Company determined that its warehouse located in Evansville, Indiana, met the criteria to be classified as held-for-sale. As a result, the Company was required to record the related warehouse assets at the lower of carrying value or fair value less any costs to sell. As the fair value less any costs to sell exceeded the carrying value, the related assets were recorded at their carrying value and reclassified from property and equipment, net, to assets held-for-sale on the unaudited condensed consolidated balance sheet as of March 31, 2023, and any resulting gain will be recognized upon closing of any proposed transaction. The Company ceased recording depreciation on property, plant and equipment as of the date the assets triggered held-for-sale accounting. The assets and liabilities held-for-sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the next twelve months.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	March 31, 2023	December 31, 2022
Land	$—	$336
Leasehold improvements	1,168	463
Computer equipment and software	831	796
Furniture and equipment	785	544
Vehicles	196	196
Quality control and marketing equipment	1,734	1,636
Buildings and improvements	—	1,610
Assets not yet placed in service	131	1,128
	4,845	6,709
Less accumulated depreciation	(2,190)	(2,068)
Property and equipment, net	$2,655	$4,641

For the three months ended March 31, 2023 and 2022, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.2 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

7. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	March 31, 2023
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.8	$2,288	$(1,553)	$735
Customer relationships	2.5	3,007	(2,520)	487
		5,295	(4,073)	1,222
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$8,295	$(4,073)	$4,222

	December 31, 2022
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	2.0	$2,277	$(1,429)	$848
Customer relationships	2.7	3,007	(2,470)	537
		5,284	(3,899)	1,385
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$8,284	$(3,899)	$4,385

For the three months ended March 31, 2023 and 2022, total amortization expense amounted to $0.2 million and $0.2 million, respectively, including $0.1 million and $0.1 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2023	$462
2024	566
2025	194
Expected amortization expense for intangible assets with definite lives	$1,222

8. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. There have been no amounts drawn under the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company's assets.

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

Under the Secured Revolving Line of Credit, the Borrower is required to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of March 31, 2023, the Company was in compliance with its liquidity covenant.

9. LEASES

The Company leases its office space which has a remaining lease term of 45 months. In January 2023, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2026. The Company’s recognized lease costs include:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income Statement
Operating lease cost(1)	$184	$151
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

	Three Months Ended March 31,
	2023	2022
Weighted-average remaining lease term (months)	45.0	19.8
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancellable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancellable lease were as follows:

(in thousands)	March 31, 2023
Remainder of 2023	$562
2024	702
2025	729
2026	756
Total lease payments	2,749
Less Imputed Interest	(364)
Present value of lease liabilities	$2,385

10. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of March 31, 2023, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Management does not believe that the resolution of these matters would have a material impact on the unaudited condensed consolidated financial statements. The Company has not identified any legal matters where it believes a material loss is reasonably possible.

11. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	March 31, 2023	December 31, 2022
Accrued employee compensation benefits	$2,680	$3,409
Accrued direct selling costs	1,772	1,593
Accrued customer paid bottle deposits	1,368	1,253
Accrued other	1,563	2,153
Total	$7,383	$8,408

12. EQUITY-BASED COMPENSATION

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

In November 2021, the Company's Board of Directors approved an amendment to its equity-based compensation plans for a certain number of employees to allow immediate vesting upon retirement of all outstanding RSUs and stock options, and to extend the exercisability of outstanding stock options up to five years after retirement, if they meet certain conditions, including a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides advance notice to the Board of Directors. During the three months ended March 31, 2022, one employee retired from the Company and all outstanding awards and related stock compensation expense of $0.6 million was accelerated through his retirement date.

As of March 31, 2023, the 2021 Plan provides for future grants and/or issuances of up to approximately 1.8 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Stock price	$3.00	$4.12
Exercise Price	3.00	4.12
Expected term (years)(1)	6.25	6.25
Expected volatility (2)	62.0%	64.8%
Risk-Free interest rate (3)	3.4%	2.2%
Dividend yield (4)	0.0%	0.0%

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

(4) We have assumed a dividend yield of zero as the Company has no plans to declare dividends in the foreseeable future.

The weighted average grant date fair values for stock options granted for the three months ended March 31, 2023 and 2022 was $1.82 and $2.52, respectively.

The following is a summary of stock option activity for the three months ended March 31, 2023:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2023	2,769,754	$3.36
Granted	1,225,862	$3.00
Exercised	(30,424)	$0.77
Forfeited and expired	(14,906)	$9.71
Balance as of March 31, 2023	3,950,286	$3.24	8.5	$4,967
Exercisable at the end of the period	1,072,318	$1.81	5.7	$3,005
Vested and expected to vest	3,950,286	$3.24	8.5	$4,967

The total intrinsic values of stock options exercised during the three months ended March 31, 2023 was $0.1 million.

As of March 31, 2023, total unrecognized compensation expense related to unvested stock options was $5.3 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Phantom Units and Restricted Stock Units

In July 2021, the Company’s Board of Directors approved an amendment to 2,422,644 restricted phantom units (the “Restricted Phantom Units”) previously granted by Zevia LLC (the “Phantom Unit Amendment"). The Phantom Unit Amendment changed the settlement feature of all outstanding Restricted Phantom Units so that following vesting, each award of Restricted Phantom Units would be settled in shares of Class A common stock having a fair market value equal to (i) the number of Restricted Phantom Units subject to such award, multiplied by (ii) the difference between the fair market value of a share of Class A common stock and the grant date price per Restricted Phantom Unit. All other terms related to the Restricted Phantom Units remained unchanged. As a result of the Phantom Unit Amendment, the estimated fair value of the modified awards was $33.9 million and was recognized as an expense over the vesting period through January 2022 subsequent to the performance condition being met.

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of March 31, 2023, the remaining service period of the awards is 22 months.

The following is a summary of RSU activity for the three months ended March 31, 2023:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2023	2,560,590	$3.90
Granted	984,689	$3.00
Vested	(294,976)	$4.20
Forfeited	(16,349)	$3.16
Balance unvested at March 31, 2023	3,233,954	$3.60	12,451
Expected to vest at March 31, 2023	3,233,954	$3.60	12,451

As of March 31, 2023, total unrecognized compensation expense related to unvested RSUs was $10.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

As of March 31, 2023, there were 651,874 of RSUs outstanding which vested in 2022 but are subjected to a deferred settlement provision over the next two years and therefore have not been released. As a result, these RSUs are not included in the rollforward above.

13. SEGMENT REPORTING

The Company has one operating and reporting segment, and operates as a product portfolio with a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are accessed. The Company’s CODM is the Chief Executive Officer. The results of the operations are provided to and analyzed by the CODM at the Company's level and accordingly, key resource decisions and assessment of performance are performed at the Company's level. The Company has a common management team across all product lines and does not manage these products as individual businesses and as a result, cash flows are not distinct.

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended March 31,
	2023	2022
Customer A	15%	19%
Customer B	10%	10%
Customer C	13%	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	March 31, 2023	December 31, 2022
Customer A	12%	*
Customer B	12%	*
Customer D	13%	10%
Customer E	*	17%
Customer H	*	12%

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the following periods:

	Three Months Ended March 31,
	2023	2022
Vendor A	23%	27%
Vendor B	20%	20%
Vendor C	12%	13%
Vendor D	*	13%

* Less than 10% of total net sales, accounts receivable, net or raw material purchases.

15. LOSS PER SHARE

Basic earnings (loss) per share of Class A common stock is computed by dividing net loss attributable to the Company for the period by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities and assumed conversion of Zevia LLC Class B Common Units into shares of Class A common stock on a one-for-one basis using the if-converted method.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended March 31,
	2023		2022
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(2,912)		$(17,485)
Less: net loss attributable to non-controlling interests	821		6,587
Add: adjustment to reallocate net loss to controlling interest	597	(1)	(15)	(1)
Net loss to Zevia PBC - basic	$(1,494)		$(10,913)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	48,336,489		36,883,000
Add: weighted average shares of vested and unreleased RSUs	1,036,385	(2)	1,488,713	(2)
Weighted-average basic shares	49,372,874		38,371,713
Loss per share of Class A common stock – basic	$(0.03)		$(0.28)	(3)

Diluted net loss per share:
Numerator:
Net loss attributable to Zevia PBC - basic	$(1,494)		$(10,913)
Add: Loss attributable to noncontrolling interest upon assumed conversion	(1,418)		—	(4)
Net loss and comprehensive loss - diluted	$(2,912)		$(10,913)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	49,372,874		38,371,713
Dilutive effect of incremental shares for conversion of Class B units	21,631,225		—	(4)
Dilutive effect of stock options	844,882		—	(4)
Dilutive effect of restricted stock units	401,357		—	(4)
Weighted-average diluted shares	72,250,338		38,371,713

Loss per share of Class A common stock – diluted	$(0.04)		$(0.28)	(3)

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

(3) Subsequent to the issuance of the Company’s financial statements for the three months ended March 31, 2022, the Company revised basic and diluted earnings per share amounts for the first quarter of 2022 to include the impact of vested but unreleased RSUs which were previously excluded from the respective basic and diluted earnings per share computations. The impact of this immaterial correction was to decrease both basic and diluted loss per share by $0.02 from the amounts previously reported in the Company’s Form 10-Q for the three months ended March 31, 2022.

(4) There was no assumed conversion for Class B nor diluted effect of options and RSUs for the three months ended March 31, 2022 as they were anti-dilutive.

The following weighted average outstanding shares were excluded from the computation of diluted net loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	—	31,786,177
Stock options	1,510,563	1,452,980
Restricted stock units	1,486,597	4,603,828

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 69.9% and 68.7% as of March 31, 2023 and December 31, 2022, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 30.1%, due to the full valuation allowance against its deferred tax assets.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of tax basis in the net assets of Zevia LLC when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon certain qualifying transactions. Each change in outstanding shares of Class A common stock of the Company results in a corresponding change in the Company's ownership of Class A units of Zevia LLC. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Zevia PBC would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members of Zevia LLC and the shareholders of blocked companies of certain pre-IPO institutional investors (the “Direct Zevia Stockholders”). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the blocker companies in the course of mergers related to the IPO (including net operating losses and the blocker companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC’s acquisition of continuing members’ Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of March 31, 2023, the Company believes based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized as of March 31, 2023; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.4 million and $55.8 million at March 31, 2023 and December 31, 2022, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the three months ended March 31, 2023. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other sections of this Quarterly Report and our consolidated financial statements and notes thereto included in our Annual Report. The financial data discussed below reflects the historical results of operations and financial position of the Company. References in this Quarterly Report to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Key Events During the First Quarter of 2023

Recently, we have implemented certain cost reduction initiatives to help transform our operations, including our network footprint in the U.S. and Canada, to reduce costs in our supply chain. Currently, we use an asset-light business model and owning and maintaining a warehouse is not part of this model. We believe we can achieve our enterprise objectives by leveraging independent third-party manufacturing, warehouse and distribution partners who already provide these services to a broad range of businesses such as ours.

As of March 31, 2023, the Company determined that its warehouse located in Evansville, Indiana, met the criteria to be classified as held-for-sale. As a result, the Company was required to record the warehouses related assets at the lower of carrying value or fair value less any costs to sell. As the fair value less any costs to sell exceeded the carrying value, the related assets were recorded at their carrying value and reclassified from property and equipment, net, to assets held-for-sale on the unaudited condensed consolidated balance sheets as of March 31, 2023, and any resulting gain will be recognized upon closing of any proposed transaction. The Company ceased recording depreciation on property, plant and equipment as of the date the assets triggered held-for-sale accounting. The assets and liabilities held-for-sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the next twelve months.

Factors Affecting Our Performance

Macroeconomic Environment

A number of external factors, including the global economy, current and future global health emergencies, inflationary pressures, volatility in the financial markets, financial institution instability, the hostilities in Eastern Europe, and political tensions have impacted and may continue to impact transportation, labor, and commodity costs. During the three months ended March 31, 2023, we continued to experience higher operating costs, including logistics, manufacturing and labor costs, which we expect to continue throughout 2023. These pressures have and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three months ended March 31, 2023 and 2022, respectively.

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

We elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold. During the third quarter of 2022, the Company reclassified repackaging and handling costs from cost of goods sold to selling and marketing expenses as a result of an increasing trend in the occurrence of such fulfillment costs in the business. The Company believes this classification change better portrays the financial impacts of the fulfillment activities conducted by the Company. As a result, we reclassified repackaging and handling costs from cost of goods sold to selling and marketing expenses for the three months ended March 31, 2022 to conform to the current presentation - refer to Note 2 - Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for amounts reclassified.

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

General and Administrative Expenses

General and administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology and other functions. Our general and administrative expenses are expected to grow in absolute dollars but decline as a percentage of net sales over time.

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. Throughout the remainder of 2023, we expect our equity-based compensation expense to continue to decrease compared to the year ended December 31, 2022, as a result of the expiration of the lockup period in January 2022, which coincided with the end of the vesting period for the majority of the awards granted pre-IPO, and the acceleration of expense in 2022 in connection with the retirement of certain employees.

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

Other income, net

Other income, net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended March 31,
	2023	2022
(in thousands, except per share amounts)
Net sales	$43,300	$38,034
Cost of goods sold	23,195	22,155
Gross profit	20,105	15,879
Operating expenses:
Selling and marketing	11,912	14,053
General and administrative	8,645	10,129
Equity-based compensation	2,380	8,901
Depreciation and amortization	419	351
Total operating expenses	23,356	33,434
Loss from operations	(3,251)	(17,555)
Other income, net	340	82
Loss before income taxes	(2,911)	(17,473)
Provision for income taxes	1	12
Net loss and comprehensive loss	(2,912)	(17,485)
Loss attributable to noncontrolling interest	821	6,587
Net loss attributable to Zevia PBC	$(2,091)	$(10,898)

Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.28)
Diluted	$(0.04)	$(0.28)

The following table presents selected items in our unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended March 31,
	2023	2022
Net sales	100%	100%
Cost of goods sold	54%	58%
Gross profit	46%	42%
Operating expenses:
Selling and marketing	28%	37%
General and administrative	20%	27%
Equity-based compensation	5%	23%
Depreciation and amortization	1%	1%
Total operating expenses	54%	88%
Loss from operations	(8)%	(46)%
Other income, net	1%	0%
Loss before income taxes	(7)%	(46)%
Provision for income taxes	0%	0%
Net loss and comprehensive loss	(7)%	(46)%
Loss attributable to noncontrolling interest	2%	17%
Net loss attributable to Zevia PBC	(5)%	(29)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Sales

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Net sales	$43,300	$38,034	$5,266	13.8%

Net sales were $43.3 million for the three months ended March 31, 2023 as compared to $38.0 million for the three months ended March 31, 2022. Equivalized cases sold were 3.3 million for the three months ended March 31, 2023 as compared to 3.4 million for the three months ended March 31, 2022. Net sales growth was primarily driven by pricing increases of $5.0 million, partially offset by a decrease in the number of equivalized cases sold. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Cost of goods sold	$23,195	$22,155	$1,040	4.7%

Cost of goods sold was $23.2 million for the three months ended March 31, 2023 as compared to $22.2 million for the three months ended March 31, 2022. The increase of $1.0 million or 4.7%, was primarily due to higher manufacturing costs as a result of inflationary pressures and product mix resulting in $1.6 million in higher cost of goods sold, partially offset by a 2.7% decrease in the shipment of equivalized cases resulting in $0.6 million lower costs of goods sold.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Gross profit	$20,105	$15,879	$4,226	26.6%
Gross margin	46.4%	41.7%

Gross profit was $20.1 million for the three months ended March 31, 2023 as compared to $15.9 million for the three months ended March 31, 2022. The increase in gross profit of $4.2 million, or 26.6%, was primarily driven by higher net sales, partially offset by higher cost of goods sold.

Gross margin for the three months ended March 31, 2023 improved to 46.4% from 41.7% in the prior-year period. The improvement was primarily due to pricing increases taken in 2022 partially offset by slightly higher manufacturing costs as a result of inflationary pressures.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Selling and marketing expenses	$11,912	$14,053	$(2,141)	(15.2)%

Selling and marketing expenses were $11.9 million for the three months ended March 31, 2023 as compared to $14.1 million for the three months ended March 31, 2022. The decrease of $2.1 million, or 15.2%, was largely due to lower freight and warehousing costs of $1.3 million driven by pricing, efficiencies in supply chain, and decrease in the shipment of equivalized cases, and a reduction of non-working marketing costs of $0.9 million.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	Percentage
General and administrative expenses	$8,645	$10,129	$(1,484)	(14.7)%

General and administrative expenses were $8.6 million for the three months ended March 31, 2023 as compared to $10.1 million for the three months ended March 31, 2022. The decrease of $1.5 million, or 14.7%, was primarily driven by a $1.2 million decrease in public company costs due to expense optimization initiatives, and a $0.2 million decrease in headcount and personnel costs.

Equity-Based Compensation Expenses

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Equity-based compensation	$2,380	$8,901	$(6,521)	N/M

Equity-based compensation expense was $2.4 million for the three months ended March 31, 2023 related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $6.5 million was primarily driven by RSU and restricted phantom stock awards that vested over six months following the IPO in the prior year.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of March 31, 2023, we had $56.0 million in cash and cash equivalents. We believe that our cash and cash equivalents as of March 31, 2023, together with our operating activities and available borrowings under the Secured Revolving Line of Credit, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, volatility in the financial markets, financial institution instability, the hostilities in Eastern Europe, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

The Company is a holding company, and is the sole managing member of Zevia LLC. The Company operates and controls all of the business and affairs of Zevia LLC. Accordingly, the Company is dependent on distributions from Zevia LLC to pay its taxes, its obligations under the TRA and other expenses. Any future credit facilities may impose limitations on the ability of Zevia LLC to pay dividends to the Company.

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $66.4 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $56.4 million through 2037.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. There have been no amounts drawn under the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company's assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit, we are required to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of March 31, 2023, the Company was in compliance with its liquidity covenant.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$9,397	$(11,400)
Investing activities	$(862)	$(565)
Financing activities	$23	$(2,327)

Net Cash Provided by (Used in) Operating Activities

Our cash flows provided by (used in) operating activities are primarily influenced by working capital requirements.

Net cash provided by operating activities of $9.4 million for the three months ended March 31, 2023 was primarily driven by a net increase in cash related to changes in operating assets and liabilities of $9.3 million, partially offset by a net loss of $2.9 million and non-cash expenses of $3.0 million primarily related to equity-based compensation and depreciation and amortization expense. Changes in cash flows related to operating assets and liabilities were primarily due to an increase of $13.6 in accounts payable, accrued expenses and other current liabilities due to timing of purchases and increased production of inventory and a decrease in prepaid expenses and other assets of $0.5 million primarily due to amortization of prepaid insurance policies, partially offset by an increase in accounts receivable of $3.2 million due to increases in net sales, and an increase in inventories of $1.4 million due to timing of purchases.

Net cash used in operating activities of $11.4 million for the three months ended March 31, 2022 was primarily driven by net loss of $17.5 million and by a net decrease in cash related to changes in operating assets and liabilities of $3.3 million, partially offset by non-cash expenses of $9.4 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities were primarily due to an increase in accounts receivable of $4.4 million due to increases in net sales, an increase in inventories of $0.9 million in anticipation of future sales, offset by a $1.0 million decrease in prepaid expenses and other assets primarily due to amortization of prepaid insurance policies, and a $1.2 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.9 million for the three months ended March 31, 2023 was primarily due to purchases of property, equipment, and software of $0.9 million for leasehold improvements and computer equipment and software used in ongoing operations.

Net cash used in investing activities of $0.6 million for the three months ended March 31, 2022 was due to purchases of property and equipment of $0.6 million for marketing fixtures, software applications and computer equipment used in ongoing operations.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $23 thousand for the three months ended March 31, 2023 was primarily due to proceeds from the exercise of stock options.

Net cash used in financing activities of $2.3 million for the three months ended March 31, 2022 was primarily due to minimum tax withholdings paid on behalf of employees for net share settlements of $2.1 million and payment of debt issuance costs of $0.2 million in connection with the closing of the transaction of the Loan and Security Agreement.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with US GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss and comprehensive loss	$(2,912)	$(17,485)
Other income, net*	(340)	(82)
Provision for income taxes	1	12
Depreciation and amortization	419	351
Equity-based compensation	2,380	8,901
Adjusted EBITDA	$(452)	$(8,303)

* Includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets.

Commitments

Effective March 2022, the Company entered into an amendment to the lease for our corporate headquarters offices to extend the term through December 31, 2023 and expand the total square footage from 17,923 square feet to 20,185 square feet which commenced on May 1, 2022. In January 2023, the Company further extended the lease term through December 31, 2026.

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of March 31, 2023, see the sections above including Note 8, Debt, and Note 9, Leases, in the unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of March 31, 2023.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with US GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes to our critical accounting policies from those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, included in the unaudited condensed consolidated financial statements of this Quarterly Report for a discussion of recently issued accounting pronouncements not yet adopted.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if any of the following events occur: (i) we have more than $1.235 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A common stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, inflation and commodities as follows:

Raw Material Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. We have a two-year agreement effective June 1, 2021 with a large multi-national ingredient company for the supply of stevia on similar terms as our prior agreement with the same ingredient company, including fixed pricing for the duration of the term. This agreement expires on May 30, 2023 and we are actively in discussions with the ingredient company about extending the current agreement. We are also in the process of onboarding alternative sources of supply to mitigate potential supply disruptions. The possible termination or non-renewal of the agreement with the ingredient company or renewal of the agreement on less favorable terms could have a material adverse effect on our business and results of operations. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

The price for aluminum cans fluctuates depending on market conditions. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the three months ended March 31, 2023, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum would have resulted in an increase of approximately $0.3 million or a decrease of $0.3 million, respectively, to cost of goods sold.

We continue to seek and to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the U.S. or increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three months ended March 31, 2023 and 2022.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Management determined that as of March 31, 2023, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	May 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	May 9, 2023

By:		/s/ Denise D. Beckles
	Name:	Denise D. Beckles
	Title:	Chief Financial Officer
(Principal Financial Officer)
	Date:	May 9, 2023

By:		/s/ Hany Mikhail
	Name:	Hany Mikhail
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
	Date:	May 9, 2023