Form 10-Q
period 2023-06-30
Zevia PBC
filed 2023-08-08
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 50,097,824 shares and 21,254,974 shares outstanding of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2023 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about shifting market demand and consumer preferences, ability to effectively compete, commitment to creating ESG impact, human capital objectives, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

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
•
the impact of any future pandemics or other public health crises on our business, results of operations and financial condition;
•
the impact of adverse global macroeconomic conditions, including rising interest rates, instability in financial institutions, recession fears and inflationary pressures, the prospect of a shutdown of the U.S. federal government and geopolitical events or conflicts;
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
•
our ability to address disruptions and logistics challenges in our supply chain;
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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47,030	$47,399
Accounts receivable, net	16,937	11,077
Inventories	37,596	27,576
Assets held-for-sale	2,224	—
Prepaid expenses and other current assets	1,903	2,607
Total current assets	105,690	88,659
Property and equipment, net	2,874	4,641
Right-of-use assets under operating leases, net	2,245	708
Intangible assets, net	4,082	4,385
Other non-current assets	651	539
Total assets	$115,542	$98,932
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,711	$8,023
Accrued expenses and other current liabilities	6,961	8,408
Current portion of operating lease liabilities	578	715
Total current liabilities	35,250	17,146
Operating lease liabilities, net of current portion	1,666	—
Total liabilities	36,916	17,146
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 49,775,389 and 47,774,046 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	50	48
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 21,254,974 and 21,798,600 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	21	22
Additional paid-in capital	193,752	189,724
Accumulated deficit	(85,865)	(79,843)
Total Zevia PBC stockholders’ equity	107,958	109,951
Noncontrolling interests	(29,332)	(28,165)
Total equity	78,626	81,786
Total liabilities and equity	$115,542	$98,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net sales	$42,241	$45,542	$85,541	$83,576
Cost of goods sold	22,549	26,221	45,744	48,376
Gross profit	19,692	19,321	39,797	35,200
Operating expenses:
Selling and marketing	16,100	15,875	28,012	29,928
General and administrative	6,207	9,818	14,852	19,947
Equity-based compensation	2,358	8,043	4,738	16,944
Depreciation and amortization	404	328	823	679
Total operating expenses	25,069	34,064	48,425	67,498
Loss from operations	(5,377)	(14,743)	(8,628)	(32,298)
Other income (expense), net	403	(44)	743	38
Loss before income taxes	(4,974)	(14,787)	(7,885)	(32,260)
Provision for income taxes	35	9	36	21
Net loss and comprehensive loss	(5,009)	(14,796)	(7,921)	(32,281)
Loss attributable to noncontrolling interest	1,078	3,706	1,899	10,293
Net loss attributable to Zevia PBC	$(3,931)	$(11,090)	$(6,022)	$(21,988)

Net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.27)	$(0.11)	$(0.56)
Diluted	$(0.08)	$(0.27)	$(0.11)	$(0.56)

Weighted average common shares outstanding
Basic	50,094,096	42,051,987	49,735,478	40,232,598
Diluted	50,094,096	42,051,987	49,735,478	40,232,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2023	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786
Vesting and release of common stock under equity incentive plans, net	981,902	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	537,991	1	(537,991)	(1)	(724)	—	724	—
Exercise of stock options	30,424	—	—	—	23	—	—	23
Equity-based compensation	—	—	—	—	2,380	—	—	2,380
Net loss	—	—	—	—	—	(2,091)	(821)	(2,912)
Balance at March 31, 2023	49,324,363	$50	21,260,609	$21	$191,402	$(81,934)	$(28,262)	$81,277
Vesting and release of common stock under equity incentive plans, net	436,722	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	5,635	—	(5,635)	—	(8)	—	8	—
Exercise of stock options	8,669	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,358	—	—	2,358
Net loss	—	—	—	—	—	(3,931)	(1,078)	(5,009)
Balance at June 30, 2023	49,775,389	$50	21,254,974	$21	$193,752	$(85,865)	$(29,332)	$78,626

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2022	34,463,417	$34	30,113,152	$30	$174,404	$(45,986)	$(23,923)	$104,559
Vesting and release of common stock under equity incentive plans, net	2,298,547	3	—	—	(2,133)	—	—	(2,130)
Exchange of Class B common stock for Class A common stock	1,970,802	2	(1,970,802)	(2)	(1,929)	—	1,929	—
Exercise of stock options	56,659	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	8,901	—	—	8,901
Net loss	—	—	—	—	—	(10,898)	(6,587)	(17,485)
Balance at March 31, 2022	38,789,425	$39	28,142,350	$28	$179,259	$(56,884)	$(28,581)	$93,861
Vesting and release of common stock under equity incentive plans, net	917,664	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,580,288	3	(3,580,288)	(3)	(4,153)	—	4,153	—
Exercise of stock options	119,381	—	—	—	91	—	—	91
Equity-based compensation	—	—	—	—	8,043	—	—	8,043
Net loss	—	—	—	—	—	(11,090)	(3,706)	(14,796)
Balance at June 30, 2022	43,406,758	$43	24,562,062	$25	$183,239	$(67,974)	$(28,134)	$87,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities:
Net loss	$(7,921)	$(32,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	281	312
Depreciation and amortization	823	679
Loss on sale of equipment	3	3
Amortization of debt issuance cost	38	25
Equity-based compensation	4,738	16,944
Changes in operating assets and liabilities:
Accounts receivable, net	(5,860)	(8,068)
Inventories	(10,020)	(2,423)
Prepaid expenses and other assets	554	1,371
Accounts payable	20,171	2,976
Accrued expenses and other current liabilities	(1,447)	1,242
Operating lease liabilities	(289)	(334)
Net cash provided by (used in) operating activities	1,071	(19,554)
Investing activities:
Proceeds from maturities of short-term investments	—	30,000
Purchases of property, equipment and software	(1,532)	(1,557)
Proceeds from sales of property, equipment and software	69	—
Net cash (used in) provided by investing activities	(1,463)	28,443
Financing activities:
Payment of debt issuance costs	—	(328)
Minimum tax withholding paid on behalf of employees for net share settlement	—	(2,130)
Proceeds from exercise of stock options	23	107
Net cash provided by (used in) financing activities	23	(2,351)
Net change from operating, investing, and financing activities	(369)	6,538
Cash and cash equivalents at beginning of period	47,399	43,110
Cash and cash equivalents at end of period	$47,030	$49,648

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$23	$196
Conversion of Class B common stock to Class A common stock	$732	$6,082
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,818	$1,150

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$39	$—
Cash paid for income taxes	$70	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the “Company,” “we,” “us,” “our”), is a growth company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, and Kids drinks. Our products are distributed and sold principally across the United States (“U.S.”) and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels and in grocery and natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three and six months ended June 30, 2023 and 2022, we determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

Reclassifications

Certain amounts from prior periods have been reclassified in the unaudited condensed consolidated statements of operations and comprehensive loss to conform to the current period presentation.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

The following table presents the reclassifications made to the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 in order to reclassify repackaging and handling costs from cost of goods sold to selling and marketing expenses. The Company believes this classification change more accurately describes the financial impacts of the fulfillment activities conducted by the Company. The Company made this change in classification during the third quarter of 2022 as a result of an increasing trend in the occurrence of such fulfillment costs in the business.

(in thousands)	Three Months Ended June 30, 2022 (as reported)	Reclassification	Three Months Ended June 30, 2022 (adjusted)	Six Months Ended June 30, 2022 (as reported)	Reclassification	Six Months Ended June 30, 2022 (adjusted)
Cost of goods sold	$28,168	$(1,947)	$26,221	$51,581	$(3,205)	$48,376
Gross profit	17,374	1,947	19,321	31,995	3,205	35,200
Selling and marketing expenses	13,928	1,947	15,875	26,723	3,205	29,928

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to: net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; reserves recorded for inventory obsolescence; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; recoverability of intangible assets; realization of deferred tax assets; and the determination of the fair value of equity instruments, including restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

As of June 30, 2023, the Company’s operations continued to be impacted by higher operating costs as a result of disruptions and logistics challenges in our supply chain as well as the global economy and economic uncertainties which impacted logistics, manufacturing, and labor costs, which the Company expects to continue throughout 2023. The Company will continue to monitor the situation and the economic environment, including any impact from current and future global events, and their effects on its business and operations.

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

Recently Issued Accounting Pronouncements – Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides for a new impairment model that requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for private companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. The Company adopted ASU No. 2016-13 as of January 1, 2023. The adoption of ASU No. 2016-13 did not have a significant impact on the Company’s financial statements.

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

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, natural products stores, specialty outlets, and warehouse clubs; and through online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Retail sales	$38,065	$39,596	$74,991	$73,761
Online/e-commerce	4,176	5,946	$10,550	9,815
Net sales	$42,241	$45,542	$85,541	$83,576

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$37,840	$40,123	$77,187	$74,312
Canada	4,401	5,419	8,354	9,264
Net sales	$42,241	$45,542	$85,541	$83,576

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of June 30, 2023 or December 31, 2022.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$13,861	$7,527
Finished goods	23,735	20,049
Inventories	$37,596	$27,576

5. ASSETS HELD-FOR-SALE

During the first quarter of 2023, the Company committed to a plan to sell its warehouse located in Evansville, Indiana. As a result, the Company recorded the related warehouse assets at the lower of carrying value or fair value less any costs to sell. As the fair value less any costs to sell exceeded the carrying value, the related assets were recorded at their carrying value and reclassified from property and equipment, net, to assets held-for-sale on the unaudited condensed consolidated balance sheet, and any resulting gain will be recognized upon closing of any proposed transaction. The Company ceased recording depreciation on property, plant and equipment as of the date the assets triggered held-for-sale accounting. As of June 30, 2023, the warehouse continued to meet the criteria to be classified as held-for-sale. On July 28, 2023, the Company completed the sale of the warehouse and related assets. Refer to Note 17, Subsequent Events, for further discussion on the sale of the assets.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of:

(in thousands)	June 30, 2023	December 31, 2022
Land	$—	$336
Leasehold improvements	1,167	463
Computer equipment and software	812	796
Furniture and equipment	787	544
Vehicles	116	196
Quality control and marketing equipment	1,958	1,636
Buildings and improvements	—	1,610
Assets not yet placed in service	397	1,128
	5,237	6,709
Less accumulated depreciation	(2,363)	(2,068)
Property and equipment, net	$2,874	$4,641

For the three months ended June 30, 2023 and 2022, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.5 million and $0.3 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

7. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	June 30, 2023
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.7	$2,097	$(1,452)	$645
Customer relationships	2.2	3,007	(2,570)	437
		5,104	(4,022)	1,082
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$8,104	$(4,022)	$4,082

	December 31, 2022
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	2.0	$2,277	$(1,429)	$848
Customer relationships	2.7	3,007	(2,470)	537
		5,284	(3,899)	1,385
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$8,284	$(3,899)	$4,385

For the three months ended June 30, 2023 and 2022, total amortization expense amounted to $0.2 million and $0.2 million, respectively, including $0.1 million and $0.1 million, respectively of amortization expense related to software. For the six months ended June 30, 2023 and 2022, total amortization expense amounted to $0.3 million and $0.4 million, respectively, including $0.2 million and $0.3 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three and six months ended June 30, 2023 and 2022, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2023	$305
2024	574
2025	203

Expected amortization expense for intangible assets with definite lives	$1,082

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

Under the Secured Revolving Line of Credit, the Borrower is required to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of June 30, 2023, the Company was in compliance with its liquidity covenant.

9. LEASES

The Company leases its office space which has a remaining lease term of 42 months. In January 2023, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2026. The Company’s recognized lease costs include:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income Statement
Operating lease cost(1)	$183	$178	$367	$329
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

	Six Months Ended June 30,
	2023	2022
Weighted-average remaining lease term (months)	42.0	17.9
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancellable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancellable lease were as follows:

(in thousands)	June 30, 2023
Remainder of 2023	$376
2024	703
2025	729
2026	756
Total lease payments	2,564
Less imputed interest	(320)
Present value of lease liabilities	$2,244

10. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of June 30, 2023, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

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

11. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	June 30, 2023	December 31, 2022
Accrued employee compensation benefits	$1,219	$3,409
Accrued direct selling costs	2,586	1,593
Accrued customer paid bottle deposits	1,500	1,253
Accrued other	1,656	2,153
Total	$6,961	$8,408

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

The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year beginning in 2022 and ending with a final increase in 2031 in an amount equal to the lesser of: (i) 5% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (ii) a smaller number of shares determined by the Company's Board of Directors.

In November 2021, the Company’s Board of Directors approved an amendment to its equity-based compensation plans for a certain number of employees to allow immediate vesting upon retirement of all outstanding RSUs and stock options, and to extend the exercisability of outstanding stock options up to five years after retirement, if they meet certain conditions, including a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides advance notice of his or her resignation to the Company’s Board of Directors. During the three months ended June 30, 2022, one employee, and during the six months ended June 30, 2022, two employees, retired from the Company and all outstanding awards and related stock compensation expense of $3.8 million and $4.4 million, respectively, was accelerated through their retirement dates.

As of June 30, 2023, the 2021 Plan provides for future grants and/or issuances of up to approximately 1.7 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Stock price	$3.01	$3.29
Exercise Price	3.01	3.29
Expected term (years)(1)	6.25	6.25
Expected volatility (2)	61.9%	63.0%
Risk-Free interest rate (3)	3.4%	2.7%
Dividend yield (4)	0.0%	0.0%

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

The weighted average grant date fair values for stock options granted for the six months ended June 30, 2023 and 2022 was $1.82 and $2.00, respectively.

The following is a summary of stock option activity for the six months ended June 30, 2023:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2023	2,769,754	$3.36
Granted	1,232,516	$3.00
Exercised	(39,093)	$0.61
Forfeited and expired	(56,139)	$4.13
Balance as of June 30, 2023	3,907,038	$3.26	8.3	$6,291
Exercisable at the end of the period	1,185,172	$2.01	6.0	$3,541
Vested and expected to vest	3,907,038	$3.26	8.3	$6,291

The total intrinsic values of stock options exercised during the six months ended June 30, 2023 was $0.1 million.

As of June 30, 2023, total unrecognized compensation expense related to unvested stock options was $4.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of June 30, 2023, the remaining service period of the awards is 19 months.

The following is a summary of RSU activity for the six months ended June 30, 2023:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2023	2,560,590	$3.90
Granted	1,112,821	$3.19
Vested	(694,030)	$3.78
Forfeited	(53,294)	$3.28
Balance unvested at June 30, 2023	2,926,087	$3.67	12,611
Expected to vest at June 30, 2023	2,926,087	$3.67	12,611

As of June 30, 2023, total unrecognized compensation expense related to unvested RSUs was $9.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.

As of June 30, 2023, there were 614,206 of RSUs outstanding which vested in 2022 but are subjected to a deferred settlement provision over the next two years and therefore have not been released. As a result, these RSUs are not included in the table above.

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

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	11%	13%	13%	16%
Customer B	13%	12%	12%	11%
Customer C	*	11%	11%	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	June 30, 2023	December 31, 2022
Customer A	17%	*
Customer B	13%	*
Customer D	*	10%
Customer E	*	17%
Customer H	*	12%

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vendor A	22%	29%	22%	28%
Vendor B	16%	14%	18%	17%
Vendor C	16%	12%	14%	12%
Vendor E	12%	*	*	*

* Less than 10% of total net sales, accounts receivable, net or raw material purchases.

15. LOSS PER SHARE

Basic earnings (loss) per share of Class A common stock is computed by dividing net loss attributable to the Company for the period by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities and assumed conversion of Class B common stock into shares of Class A common stock on a one-for-one basis using the if-converted method.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(5,009)		$(14,796)		$(7,921)		$(32,281)
Less: net loss attributable to non-controlling interests	1,078		3,706		1,899		10,293
Add: adjustment to reallocate net loss to controlling interest	(9)	(1)	(283)	(1)	584	(1)	(709)	(1)
Net loss to Zevia PBC - basic	$(3,940)		$(11,373)		$(5,438)		$(22,697)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	49,450,622		40,168,000		48,896,633		38,523,985
Add: weighted average shares of vested and unreleased RSUs	643,474	(2)	1,883,987	(2)	838,844	(2)	1,708,612	(2)
Weighted-average basic and diluted shares	50,094,096		42,051,987		49,735,478		40,232,598
Loss per share of Class A common stock – basic	$(0.08)		$(0.27)	(3)	$(0.11)		$(0.56)	(3)
Loss per share of Class A common stock – diluted	$(0.08)		$(0.27)	(3)	$(0.11)		$(0.56)	(3)

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

(3) Subsequent to the issuance of the Company’s financial statements for the three and six months ended June 30, 2022, the Company revised basic and diluted earnings per share amounts for the first and second quarter of 2022 to include the impact of vested but unreleased RSUs which were previously excluded from the respective basic and diluted earnings per share computations. The impact of this immaterial correction was to decrease both basic and diluted loss per share by $0.01 from the amounts previously reported in the Company’s Form 10-Q for the three and six months ended June 30, 2022.

Zevia LLC Class B Common Units, stock options and RSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted net loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	21,258,875	27,080,067	21,444,021	28,229,324
Stock options	3,922,609	1,997,721	3,434,584	1,742,949
Restricted stock units	3,086,210	3,781,796	2,845,788	4,164,669

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 70.1% and 68.7% as of June 30, 2023 and December 31, 2022, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 29.9%, due to the full valuation allowance against its deferred tax assets.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members of Zevia LLC and the shareholders of blocker companies of certain pre-IPO institutional investors (the “Direct Zevia Stockholders”). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the blocker companies in the course of mergers related to the IPO (including net operating losses and the blocker companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC’s acquisition of continuing members’ Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of June 30, 2023, the Company believes based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized as of June 30, 2023; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.8 million and $55.8 million at June 30, 2023 and December 31, 2022, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the three and six months ended June 30, 2023. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

17. SUBSEQUENT EVENTS

On July 21, 2023, the Company and Mr. Quincy B. Troupe, the Company’s Chief Operating Officer, mutually agreed to terms pursuant to which Mr. Troupe will step down as the Company’s Chief Operating Officer and separate from employment effective as of August 4, 2023. In connection with the departure, the Company and Mr. Troupe entered into a separation agreement and general release of claims providing for certain benefits upon effectiveness of the agreement, including (i) aggregate severance payments in an amount equal to $196,500 payable in equal installments in accordance with the Company’s normal payroll practices for a six-month period, (ii) partial reimbursement of the COBRA premiums for Mr. Troupe and his covered dependents’ participation in the Company’s group health plans for up to six months, and (iii) acceleration of vesting of 18,285 RSUs.

On July 28, 2023, the Company completed the sale of its warehouse and related assets located in Evansville, Indiana for net cash proceeds of $2.2 million. The gain recognized on the sale of the warehouse was not material.

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

Overview

We are a growth beverage company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, Mixers, and Kids drinks. Our products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels and in grocery and natural product stores and specialty outlets. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over one billion cans of Zevia sold to date.

Key Events During the Second Quarter of 2023

We previously implemented certain critical initiatives to transform our operations in order to support our continued growth, enhance our customer service, and drive efficiencies. During the second quarter, in connection with these initiatives, we faced short-term supply chain logistics challenges which hindered fulfillment and impacted net sales results in the quarter. We have since implemented certain measures designed to address these challenges and restore service levels, including changes in supply chain leadership and pausing certain actions of our supply chain transition, and we currently expect to resolve these challenges by the end of 2023.

On July 28, 2023, we completed the sale of our warehouse and related assets located in Evansville, Indiana for net cash proceeds of $2.2 million. The gain recognized on the sale of the warehouse was not material.

Factors Affecting Our Performance

Macroeconomic Environment

In addition to the supply chain challenges discussed above, a number of external factors, including the global economy, current and future global health emergencies, inflationary pressures, rising interest rates, volatility in the financial markets, recession fears, financial institution instability, the hostilities in Eastern Europe, and political tensions between the U.S. and China have impacted and may continue to impact transportation, labor, and commodity costs. During the three and six months ended June 30, 2023, we continued to experience slightly higher operating costs, including logistics, manufacturing and labor costs, which we expect to continue throughout 2023. These pressures have and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three and six months ended June 30, 2023 and 2022, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from sales of our products, including Soda, Energy Drinks, Organic Tea, Mixers, and Kids drinks, to our customers, which include grocery distributors, national retailers, natural products retailers, warehouse club and e-commerce channels, in the U.S. and Canada.

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

We expect both new distribution and increased organic sales from existing outlets and pricing strategies to contribute to our future growth; however sales levels in any given period may continue to be impacted by seasonality, customers efforts to manage inventory, and our ability to fulfill customer demands.

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

We elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold. During the third quarter of 2022, the Company reclassified repackaging and handling costs from cost of goods sold to selling and marketing expenses as a result of an increasing trend in the occurrence of such fulfillment costs in the business. The Company believes this classification change better portrays the financial impacts of the fulfillment activities conducted by the Company. As a result, we reclassified repackaging and handling costs from cost of goods sold to selling and marketing expenses for the three and six months ended June 30, 2022 to conform to the current presentation – refer to Note 2, Summary of Significant Accounting Policies included in the unaudited condensed consolidated financial statements of this Quarterly Report for amounts reclassified.

Gross Profit

Gross profit consists of our net sales less costs of goods sold. Our gross profit and gross margin are affected by the mix of distribution channels of our net sales in each period, as well as the level of discounts and promotions offered during the period. Gross profit may be favorably impacted by leveraging our asset-light business model and through increased distribution direct to retailers, the increased scale of our business and our continued focus on cost improvements.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of warehousing and distribution costs and advertising and marketing expenses. Warehousing and distribution costs include storage, transfer, repacking and handling fees and out-bound freight and delivery charges. Advertising and marketing expenses consist of variable costs associated with production and media buying of marketing programs and trade events, as well as sampling and in-store demonstration costs. Selling and marketing expenses also includes the incremental costs of obtaining contracts, such as sales commissions.

Our selling and marketing expenses are expected to increase in absolute dollars in the long-term, both as a result of the increased warehousing and distribution costs resulting from increased net sales and as a result of increased focus on marketing programs/spend, which we expect to be partially offset by our continued focus on cost improvements in our supply chain. Our selling expenses are expected to increase in the short-term as a result of supply chain logistics challenges – refer to the Key Events During the Second Quarter of 2023 section above for additional information.

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

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and, if any, for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. Throughout the remainder of 2023, we expect our equity-based compensation expense to continue to decrease compared to the year ended December 31, 2022, as a result of the expiration of the lockup period in January 2022, which coincided with the end of the vesting period for the majority of the awards granted pre-IPO, and the acceleration of expense in 2022 in connection with the retirement of certain employees.

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

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands, except per share amounts)
Net sales	$42,241	$45,542	$85,541	$83,576
Cost of goods sold	22,549	26,221	45,744	48,376
Gross profit	19,692	19,321	39,797	35,200
Operating expenses:
Selling and marketing	16,100	15,875	28,012	29,928
General and administrative	6,207	9,818	14,852	19,947
Equity-based compensation	2,358	8,043	4,738	16,944
Depreciation and amortization	404	328	823	679
Total operating expenses	25,069	34,064	48,425	67,498
Loss from operations	(5,377)	(14,743)	(8,628)	(32,298)
Other income (expense), net	403	(44)	743	38
Loss before income taxes	(4,974)	(14,787)	(7,885)	(32,260)
Provision for income taxes	35	9	36	21
Net loss and comprehensive loss	(5,009)	(14,796)	(7,921)	(32,281)
Loss attributable to noncontrolling interest	1,078	3,706	1,899	10,293
Net loss attributable to Zevia PBC	$(3,931)	$(11,090)	$(6,022)	$(21,988)

Net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.27)	$(0.11)	$(0.56)
Diluted	$(0.08)	$(0.27)	$(0.11)	$(0.56)

The following table presents selected items in our unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Cost of goods sold	53%	58%	53%	58%
Gross profit	47%	42%	47%	42%
Operating expenses:
Selling and marketing	38%	35%	33%	36%
General and administrative	15%	22%	17%	24%
Equity-based compensation	6%	18%	6%	20%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	59%	75%	57%	81%
Loss from operations	(13)%	(32)%	(10)%	(39)%
Other income (expense), net	1%	(0)%	1%	0%
Loss before income taxes	(12)%	(32)%	(9)%	(39)%
Provision for income taxes	0%	0%	0%	0
Net loss and comprehensive loss	(12)%	(32)%	(9)%	(39)%
Loss attributable to noncontrolling interest	3%	8%	2%	12%
Net loss attributable to Zevia PBC	(9)%	(24)%	(7)%	(26)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Sales

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Net sales	$42,241	$45,542	$(3,301)	(7.2)%

Net sales were $42.2 million for the three months ended June 30, 2023 as compared to $45.5 million for the three months ended June 30, 2022. Equivalized cases sold were 3.3 million during the three months ended June 30, 2023 as compared to 3.9 million equivalized cases sold during the three months ended June 30, 2022. Net sales declines were primarily driven by a decrease in the number of equivalized cases sold, resulting in $6.9 million lower net sales primarily caused by short-term supply chain logistics challenges hindering fulfillment discussed in the Key Events During the Second Quarter of 2023 section above, partially offset by pricing increases of $3.6 million. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Cost of goods sold	$22,549	$26,221	$(3,672)	(14.0)%

Cost of goods sold was $22.5 million for the three months ended June 30, 2023 as compared to $26.2 million for the three months ended June 30, 2022. The decrease of $3.7 million, or 14.0%, was primarily due to a 16.8% decrease in the shipment of equivalized cases resulting in $4.4 million lower costs of goods sold, partially offset by slightly higher manufacturing costs as a result of inflationary pressures and labor rates resulting in $0.7 million in higher cost of goods sold.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Gross profit	$19,692	$19,321	$371	1.9%
Gross margin	46.6%	42.4%

Gross profit was $19.7 million for the three months ended June 30, 2023 as compared to $19.3 million for the three months ended June 30, 2022. The increase in gross profit of $0.4 million, or 1.9%, was primarily driven by pricing increases taken in 2022 and 2023, partially offset by lower volumes and slightly higher manufacturing costs as a result of inflationary pressures and labor rates.

Gross margin for the three months ended June 30, 2023 improved to 46.6% from 42.4% in the prior-year period. The improvement was primarily due to pricing increases taken in 2022 and 2023, partially offset by slightly higher manufacturing costs as a result of inflationary pressures and labor rates.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Selling and marketing expenses	$16,100	$15,875	$225	1.4%

Selling and marketing expenses were $16.1 million for the three months ended June 30, 2023 as compared to $15.9 million for the three months ended June 30, 2022. The increase of $0.2 million, or 1.4%, was largely due to $1.6 million of higher freight transfers primarily due to short-term supply chain logistics challenges hindering fulfillment, and an increase in marketing spend of $0.2 million due to the planned brand refresh, partially offset by lower freight and warehousing costs of $1.6 million driven by pricing increases and decreases in the shipment of equivalized cases.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
General and administrative expenses	$6,207	$9,818	$(3,611)	(36.8)%

General and administrative expenses were $6.2 million for the three months ended June 30, 2023 as compared to $9.8 million for the three months ended June 30, 2022. The decrease of $3.6 million, or 36.8%, was primarily driven by a $2.4 million decrease in employee costs, and a $1.3 million decrease in public company costs and reductions in discretionary spend due to expense optimization initiatives.

Equity-Based Compensation Expenses

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Equity-based compensation	$2,358	$8,043	$(5,685)	N/M

Equity-based compensation expense was $2.4 million for the three months ended June 30, 2023 as compared to $8.0 million for the three months ended June 30, 2022, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $5.7 million was primarily driven by $3.8 million of lower equity-based compensation expense due to the acceleration of vesting of RSU awards upon retirement of a senior management employee in the second quarter of 2022, and $1.0 million of expense relating to a senior management employee who retired in the third quarter of 2022, therefore there was no related expense in the second quarter of 2023. The remaining $1.5 million decrease was largely related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expense related to new equity awards granted.

Six months Ended June 30, 2023, Compared to Six months Ended June 30, 2022

Net Sales

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Net sales	$85,541	$83,576	$1,965	2.4%

Net sales were $85.5 million for the six months ended June 30, 2023 as compared to $83.6 million for the six months ended June 30, 2022. Equivalized cases sold were 6.6 million during the six months ended June 30, 2023 as compared to 7.3 million equivalized cases sold during the six months ended June 30, 2022. Net sales growth was primarily driven by pricing increases of $8.8 million, partially offset by a decrease in the number of equivalized cases sold of $6.8 million, which was mainly caused by short-term supply chain logistics challenges hindering fulfillment discussed in the Key Events During the Second Quarter of 2023 section above. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Cost of goods sold	$45,744	$48,376	$(2,632)	(5.4)%

Cost of goods sold was $45.7 million for the six months ended June 30, 2023 as compared to $48.4 million for the six months ended June 30, 2022. The decrease of $2.6 million, or 5.4%, was primarily due to a 10.3% decrease in the shipment of equivalized cases resulting in $5.0 million lower costs of goods sold, partially offset by slightly higher manufacturing costs as a result of inflationary pressures and labor rates resulting in $2.4 million in higher cost of goods sold.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Gross profit	$39,797	$35,200	$4,597	13.1%
Gross margin	46.5%	42.1%

Gross profit was $39.8 million for the six months ended June 30, 2023 as compared to $35.2 million for the six months ended June 30, 2022. The increase in gross profit of $4.6 million, or 13.1%, was primarily driven by pricing increases taken in 2022 and 2023, partially offset by lower volumes and slightly higher manufacturing costs as a result of inflationary pressures and labor rates.

Gross margin for the six months ended June 30, 2023 improved to 46.5% from 42.1% in the prior-year period. The improvement was primarily due to pricing increases taken in 2022 and 2023 partially offset by slightly higher manufacturing costs as a result of inflationary pressures and labor rates.

Selling and Marketing Expenses

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Selling and marketing expenses	$28,012	$29,928	$(1,916)	(6.4)%

Selling and marketing expenses were $28.0 million for the six months ended June 30, 2023 as compared to $29.9 million for the six months ended June 30, 2022. The decrease of $1.9 million, or 6.4%, was largely due to lower freight and warehousing costs of $2.2 million driven by pricing increases and decreases in the shipment of equivalized cases, and a reduction of non-working marketing costs offset by higher spend related to the planned brand refresh of $0.7 million, partially offset by $0.9 million of higher freight transfers primarily caused by short-term supply chain logistics challenges hindering fulfillment.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
General and administrative expenses	$14,852	$19,947	$(5,095)	(25.5)%

General and administrative expenses were $14.9 million for the six months ended June 30, 2023 as compared to $19.9 million for the six months ended June 30, 2022. The decrease of $5.1 million, or 25.5%, was primarily driven by a $2.6 million decrease in employee costs, and $2.1 million decrease in public company costs and reductions in discretionary spend due to expense optimization initiatives.

Equity-Based Compensation Expense

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Equity-based compensation	$4,738	$16,944	$(12,206)	N/M

Equity-based compensation expense was $4.7 million for the six months ended June 30, 2023 as compared to $16.9 million for the six months ended June 30, 2022, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $12.2 million was primarily driven by $5.0 million of lower equity-based compensation expense due to the acceleration of vesting of restricted stock unit awards upon retirement of senior management employees in the first half of 2022, and $2.1 million of expense relating to a senior management employee who retired in the third quarter of 2022 therefore there was no related expense in the second quarter of 2023. The remaining decrease was largely due to $3.4 million of expense related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, and $2.8 million related to RSU and restricted phantom stock awards that vested over six months following the IPO in the prior year, partially offset by equity-based compensation expense related to new equity awards granted.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2023, we had $47.0 million in cash and cash equivalents. We believe that our cash and cash equivalents as of June 30, 2023, together with our operating activities and available borrowings under the Secured Revolving Line of Credit, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, rising interest rates, volatility in the financial markets, recession fears, financial institution instability, the hostilities in Eastern Europe, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $66.8 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $56.8 million through 2037.

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

Under the Secured Revolving Line of Credit, we are required to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of June 30, 2023, the Company was in compliance with its liquidity covenant.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$1,071	$(19,554)
Investing activities	$(1,463)	$28,443
Financing activities	$23	$(2,351)

Net Cash Provided By (Used in) Operating Activities

Our cash flows provided by (used in) operating activities are primarily influenced by working capital requirements.

Net cash provided by operating activities of $1.1 million for the six months ended June 30, 2023 was primarily driven by a net increase in cash related to changes in operating assets and liabilities of $3.1 million and non-cash expenses of $5.9 million primarily related to equity-based compensation and depreciation and amortization expense, partially offset by a net loss of $7.9 million . Changes in cash flows related to operating assets and liabilities were primarily due to an increase of $18.7 million in accounts payable, accrued expenses and other current liabilities due to timing of purchases and increased production of inventory, and a decrease in prepaid expenses and other assets of $0.6 million primarily due to amortization of prepaid insurance policies, partially offset by an increase in accounts receivable of $5.9 million due to timing of invoices, and an increase in inventories of $10.0 million due to timing of purchases and build-up of inventory to support future sales.

Net cash used in operating activities of $19.6 million for the six months ended June 30, 2022 was primarily driven by net loss of $32.3 million and by a net decrease in cash related to changes in operating assets and liabilities of $5.2 million, partially offset by non-cash expenses of $18.0 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a $8.1 million increase in accounts receivable due to increase in net sales, a $2.4 million increase in inventory due to the timing of inventory purchases and the anticipation of future sales, partially offset by a $1.4 million decrease in prepaid expenses and other assets primarily related to amortization of prepaid insurance policies, and a $4.2 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of $1.5 million for the six months ended June 30, 2023 was primarily due to purchases of property, equipment, and software of $1.5 million for leasehold improvements and computer equipment and software used in ongoing operations.

Net cash provided by investing activities of $28.4 million for the six months ended June 30, 2022 was primarily due to proceeds from maturities of short-term investments of $30.0 million, offset by purchases of property, equipment and software of $1.6 million for marketing fixtures, software applications and computer equipment used in ongoing operations.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by financing activities of $23 thousand for the six months ended June 30, 2023 was primarily due to proceeds from the exercise of stock options.

Net cash used in financing activities of $2.4 million for the six months ended June 30, 2022 was primarily due to minimum tax withholdings paid on behalf of employees for net share settlements of $2.1 million and payment of debt issuance costs of $0.3 million in connection with the closing of the transaction of the Loan and Security Agreement.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with US GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss and comprehensive loss	$(5,009)	$(14,796)	$(7,921)	$(32,281)
Other (income) expense, net*	(403)	44	(743)	(38)
Provision for income taxes	35	9	36	21
Depreciation and amortization	404	328	823	679
Equity-based compensation	2,358	8,043	4,738	16,944
Adjusted EBITDA	$(2,615)	$(6,372)	$(3,067)	$(14,675)

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

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of June 30, 2023, see the sections above including Note 8, Debt, and Note 9, Leases, included in the unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of June 30, 2023.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, inflation and commodities as follows:

Raw Material Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. We have a two-year agreement effective June 1, 2021 with a large multi-national ingredient company for the supply of stevia on similar terms as our prior agreement with the same ingredient company, including fixed pricing for the duration of the term. This agreement expired on May 30, 2023 and was extended through September 15, 2023, and we are actively in discussions with the ingredient company about negotiating a new agreement. We are also in the process of identifying alternative sources of supply to mitigate potential supply disruptions. However, there can be no assurance that we will be able to renew our current agreement or secure alternative sources of supply. The possible expiration or non-renewal of the agreement with the ingredient company or renewal of the agreement on less favorable terms could have a material adverse effect on our business and results of operations. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

The price for aluminum cans fluctuates depending on market conditions. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the six months ended June 30, 2023, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum would have resulted in an increase of approximately $0.6 million or a decrease of $0.6 million, respectively, to cost of goods sold.

We continue to seek and to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the U.S. or increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and six months ended June 30, 2023 and 2022.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Management determined that as of June 30, 2023, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report and the following additional and revised risk factors below should be read in conjunction with the risks disclosed in our Annual Report.

Disruption within our supply chain or distribution channels, including with respect to packaging, transportation, labor and other inputs, could have an adverse effect on our business, financial condition and results of operations.

We rely on third-party warehousing and fulfillment service providers to receive, store, repack, fulfill, and load our products for shipment in the U.S. and Canada. These third-party warehousing and fulfillment service providers distribute our products to our distributors and retail-direct customers through transportation partners. Our business depends in large part on the orderly operation of this distribution process, which in turn depends on timely arrival of product from third-party manufacturing companies, real-time tracking information of our products for outbound and inbound shipping, and effective operations at the warehouses and distribution locations. Any increase in transportation costs (including increases in fuel costs), shipping costs or warehouse costs, port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, decreased warehouse availability and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics and our ability to provide quality and timely service to our distributors and retail-direct customers.

We also may not adequately anticipate changing demands on our distribution system, including the effect of any expansion or reduction we may need to implement, the number or the location of our warehouses/fulfillment locations to meet increased complexity or changes in demand. Any of these factors could cause interruptions and delays in delivery of products or result in increased costs. For example, during the second quarter of 2023, in connection with certain initiatives to streamline our supply chain, we faced short-term supply chain logistics challenges which hindered fulfillment and impacted net sales results for the quarter.

Events beyond our control could damage the facilities of our warehousing and fulfillment service providers, render them inoperable, effect the flow of product to and from these locations, or impact our ability to manage our partners, making it difficult or impossible for us to process customer or consumer orders for an extended period of time. We could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for our third-party providers to reopen, replace or bring the capacity back to normal levels for their warehouses/fulfillment locations and logistics capabilities after a disruption.

An increase in costs, a sustained interruption in the supply, or a shortage of some of the ingredients or other raw materials used in our products, supplier quality and reliability issues, trade disruptions, and changes in supply chain could in the future negatively impact our net sales, gross margins, selling expenses, and results of operations. The inability to fulfill, or any delays in processing, customer or consumer orders from the warehousing/fulfillment locations of our providers or any quality issues could result in the loss of consumers, retail partners or distributors, or the issuances of penalties and chargebacks, and may also adversely affect our reputation. Our success with our retail customers and distribution partners depends on their timely receipt of products for sale, and any repeated, intermittent or long-term disruption in, or failures of, the operations of the warehouses/fulfillment locations of our partners could result in their lower sales and profitability, which in turn could result in a loss of their loyalty to our products, including loss of shelf space for our products. The insurance we maintain for business interruption may not cover all of these risks, or be sufficient to cover all of our potential losses, and may not continue to be available to us on acceptable terms, if at all, and any insurance proceeds may not be paid to us in a timely manner. Additionally, we may need to continue to update and expand our systems to manage these warehouse/fulfillment locations and related systems to support our business growth and increasing complexity.

Substantial disruption at our independent third-party manufacturing and distribution facilities could occur.

We do not directly manufacture our products, but instead use established third-party manufacturing companies to produce our products. Some of these third-party manufacturers are also our direct competitors, or manufacture and distribute products for our competitors. As independent companies, these third-party manufacturers and distributors make their own business decisions. They have the right to determine whether, and to what extent, they produce our products, and our competitors’ products, and to what extent they produce and distribute their own products. They may devote more resources to other products, prioritize their own products, or take other actions detrimental to our products or brand. These third-party manufacturing and distributors may not be able to fulfill our demand as it arises, could begin to charge rates that make using their services inefficient or cost prohibitive to us or may simply not be able or willing to provide their services to us on a timely basis or at all. In the event of any disruption or delay, whether caused by a rift in our relationship or the inability of our third-party manufacturing companies to manufacture our products as required, we would need to secure the services of alternative companies. We may be unable to onboard alternative third-party manufacturing companies at commercially reasonable rates and/or within a reasonably short time period and any such transition could be costly. In such case, our business, financial condition and results of operations would be adversely affected. For example, during the second quarter of 2023, in connection with certain initiatives to streamline our supply chain, we faced short-term supply chain logistics challenges which hindered fulfillment and impacted net sales results for the quarter.

We may enter into ‘take or pay’ arrangements to improve assurance of supply for both co-pack volume and aluminum cans. In most cases, these third-party contract manufacturers and distributors are able to terminate their manufacturing and distribution arrangements with us without cause. We may need to increase support for our brands in their territories to protect our route to market and may not be able to pass price increases through to them. Their financial condition could also be adversely affected by conditions beyond their control, and their business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of these third-party contract manufacturers and distributors.

In addition, a disruption at our third-party manufacturing and distribution facilities., including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, epidemics and pandemics, strikes, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism, could have a material adverse effect on our business. Moreover, if demand increases more than we forecast, we will need to acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant amount of time to start production, each of which could negatively affect our business and financial performance.

Our results of operations could be harmed if we are unable to accurately forecast demand for our products.

Revenue and results of operations are difficult to accurately forecast as they are subject to a number of uncertainties, including the volume, timing, and type of orders we receive across our various channels, as well as our ability to plan for and model future growth. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products. We depend on our forecasts of demand for various products to make purchase decisions and to manage our inventory. We cannot be sure the same growth rates and trends are meaningful predictors of future growth. If our assumptions prove to be wrong, for reasons such as a change in demand for our products, increasing competition, our inability to streamline and optimize manufacturing capacity for specific products, our inability to effectively and timely resolve our supply chain logistics challenges, rapid changes in product cycles and pricing, or a decrease in the growth of our overall market, our operating and financial results could differ materially from our expectations, and our business could suffer.

Except as described above, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

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

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 8, 2023

By:		/s/ Denise D. Beckles
	Name:	Denise D. Beckles
	Title:	Chief Financial Officer
(Principal Financial Officer)
	Date:	August 8, 2023

By:		/s/ Hany Mikhail
	Name:	Hany Mikhail
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
	Date:	August 8, 2023