Form 10-Q
period 2023-09-30
Zevia PBC
filed 2023-11-07
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 50,407,874 shares and 20,932,461 shares outstanding of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2023 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about shifting market demand and consumer preferences, ability to effectively compete, commitment to creating ESG impact, human capital objectives, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

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
•
difficulties and challenges associated with expansion into new markets and channels;
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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$38,542	$47,399
Accounts receivable, net	16,372	11,077
Inventories	49,398	27,576
Prepaid expenses and other current assets	2,909	2,607
Total current assets	107,221	88,659
Property and equipment, net	2,472	4,641
Right-of-use assets under operating leases, net	2,103	708
Intangible assets, net	3,929	4,385
Other non-current assets	630	539
Total assets	$116,355	$98,932
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,831	$8,023
Accrued expenses and other current liabilities	7,174	8,408
Current portion of operating lease liabilities	576	715
Total current liabilities	45,581	17,146
Operating lease liabilities, net of current portion	1,521	—
Total liabilities	47,102	17,146
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 50,347,141 and 47,774,046 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	50	48
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 20,932,461 and 21,798,600 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	21	22
Additional paid-in capital	195,268	189,724
Accumulated deficit	(94,082)	(79,843)
Total Zevia PBC stockholders’ equity	101,257	109,951
Noncontrolling interests	(32,004)	(28,165)
Total equity	69,253	81,786
Total liabilities and equity	$116,355	$98,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net sales	$43,089	$44,239	$128,630	$127,815
Cost of goods sold	23,517	25,071	69,261	73,445
Gross profit	19,572	19,168	59,369	54,370
Operating expenses:
Selling and marketing	20,455	12,916	48,467	42,845
General and administrative	8,250	8,310	23,102	28,257
Equity-based compensation	1,876	6,837	6,614	23,781
Depreciation and amortization	411	326	1,234	1,005
Total operating expenses	30,992	28,389	79,417	95,888
Loss from operations	(11,420)	(9,221)	(20,048)	(41,518)
Other income, net	165	26	908	64
Loss before income taxes	(11,255)	(9,195)	(19,140)	(41,454)
(Benefit) provision for income taxes	(5)	1	31	23
Net loss and comprehensive loss	(11,250)	(9,196)	(19,171)	(41,477)
Loss attributable to noncontrolling interest	3,033	1,712	4,932	12,005
Net loss attributable to Zevia PBC	$(8,217)	$(7,484)	$(14,239)	$(29,472)

Net loss per share attributable to common stockholders
Basic	$(0.16)	$(0.16)	$(0.27)	$(0.72)
Diluted	$(0.16)	$(0.16)	$(0.27)	$(0.72)

Weighted average common shares outstanding
Basic	50,754,470	45,938,507	50,074,992	42,155,463
Diluted	50,754,470	45,938,507	50,074,992	42,155,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2023	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786
Vesting and release of common stock under equity incentive plans, net	981,902	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	537,991	1	(537,991)	(1)	(724)	—	724	—
Exercise of stock options	30,424	—	—	—	23	—	—	23
Equity-based compensation	—	—	—	—	2,380	—	—	2,380
Net loss	—	—	—	—	—	(2,091)	(821)	(2,912)
Balance at March 31, 2023	49,324,363	$50	21,260,609	$21	$191,402	$(81,934)	$(28,262)	$81,277
Vesting and release of common stock under equity incentive plans, net	436,722	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	5,635	—	(5,635)	—	(8)	—	8	—
Exercise of stock options	8,669	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,358	—	—	2,358
Net loss	—	—	—	—	—	(3,931)	(1,078)	(5,009)
Balance at June 30, 2023	49,775,389	$50	21,254,974	$21	$193,752	$(85,865)	$(29,332)	$78,626
Vesting and release of common stock under equity incentive plans, net	236,072	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	261,990	—	(261,990)	—	(362)	—	362	—
Disposition of cost method investment in redemption of Class B common stock	—	—	(60,523)	—	—	—	(1)	(1)
Exercise of stock options	73,690	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	1,876	—	—	1,876
Net loss	—	—	—	—	—	(8,217)	(3,033)	(11,250)
Balance at September 30, 2023	50,347,141	$50	20,932,461	$21	$195,268	$(94,082)	$(32,004)	$69,253

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2022	34,463,417	$34	30,113,152	$30	$174,404	$(45,986)	$(23,923)	$104,559
Vesting and release of common stock under equity incentive plans, net	2,298,547	3	—	—	(2,133)	—	—	(2,130)
Exchange of Class B common stock for Class A common stock	1,970,802	2	(1,970,802)	(2)	(1,929)	—	1,929	—
Exercise of stock options	56,659	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	8,901	—	—	8,901
Net loss	—	—	—	—	—	(10,898)	(6,587)	(17,485)
Balance at March 31, 2022	38,789,425	$39	28,142,350	$28	$179,259	$(56,884)	$(28,581)	$93,861
Vesting and release of common stock under equity incentive plans, net	917,664	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,580,288	3	(3,580,288)	(3)	(4,153)	—	4,153	—
Exercise of stock options	119,381	—	—	—	91	—	—	91
Equity-based compensation	—	—	—	—	8,043	—	—	8,043
Net loss	—	—	—	—	—	(11,090)	(3,706)	(14,796)
Balance at June 30, 2022	43,406,758	$43	24,562,062	$25	$183,239	$(67,974)	$(28,134)	$87,199
Vesting and release of common stock under equity incentive plans, net	822,113	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	551,846	1	(551,846)	(1)	(660)	—	660	—
Exercise of stock options	13,519	—	—	—	11	—	—	11
Equity-based compensation	—	—	—	—	6,837	—	—	6,837
Net loss	—	—	—	—	—	(7,484)	(1,712)	(9,196)
Balance at September 30, 2022	44,794,236	$45	24,010,216	$24	$189,426	$(75,458)	$(29,186)	$84,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities:
Net loss	$(19,171)	$(41,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	423	483
Depreciation and amortization	1,234	1,005
Loss on sale of property, equipment and software, net	101	3
Amortization of debt issuance cost	57	45
Equity-based compensation	6,614	23,781
Changes in operating assets and liabilities:
Accounts receivable, net	(5,295)	(4,491)
Inventories	(21,822)	(5,782)
Prepaid expenses and other assets	(451)	97
Accounts payable	30,312	6,248
Accrued expenses and other current liabilities	(1,234)	1,245
Operating lease liabilities	(436)	(503)
Net cash used in operating activities	(9,668)	(19,346)
Investing activities:
Proceeds from maturities of short-term investments	—	30,000
Purchases of property, equipment and software	(1,557)	(2,182)
Proceeds from sales of property, equipment and software	2,343	—
Net cash provided by investing activities	786	27,818
Financing activities:
Payment of debt issuance costs	—	(334)
Minimum tax withholding paid on behalf of employees for net share settlement	—	(2,130)
Proceeds from exercise of stock options	25	118
Net cash provided by (used in) financing activities	25	(2,346)
Net change from operating, investing, and financing activities	(8,857)	6,126
Cash and cash equivalents at beginning of period	47,399	43,110
Cash and cash equivalents at end of period	$38,542	$49,236

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$2	$70
Conversion of Class B common stock to Class A common stock	$1,094	$6,742
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,818	$1,150

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$59	$—
Cash paid for income taxes	$94	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by US GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023, or for any other interim period or any other future fiscal year. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures, including certain notes, required by US GAAP that are required on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2022 and accompanying notes included in the Annual Report. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the periods presented have been reflected.

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three and nine months ended September 30, 2023 and 2022, we determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

As of September 30, 2023, the Company’s operations continued to be impacted by higher operating costs as a result of disruptions and logistics challenges in our supply chain as well as the global economy and economic uncertainties which impacted logistics, manufacturing, and labor costs, which the Company expects to continue throughout 2023. The Company will continue to monitor the situation and the economic environment, including any impact from current and future global events, and their effects on its business and operations.

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

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, natural products stores, specialty outlets, and warehouse clubs; and through online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Retail sales	$39,533	$39,287	$114,525	$113,047
Online/e-commerce	3,556	4,952	$14,105	14,768
Net sales	$43,089	$44,239	$128,630	$127,815

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$38,499	$39,385	$115,686	$113,696
Canada	4,590	4,854	12,944	14,119
Net sales	$43,089	$44,239	$128,630	$127,815

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of September 30, 2023 or December 31, 2022.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$12,197	$7,527
Finished goods	37,201	20,049
Inventories	$49,398	$27,576

5. ASSETS HELD-FOR-SALE

During the first quarter of 2023, the Company committed to a plan to sell its warehouse located in Evansville, Indiana. As a result, the Company recorded the related warehouse assets at the lower of carrying value or fair value less any costs to sell and ceased recording depreciation on property, plant and equipment as of the date the assets triggered held-for-sale accounting. On July 28, 2023, the Company completed the sale of its warehouse and related assets located in Evansville, Indiana for net cash proceeds of $2.2 million. The gain recognized on the sale of the assets was not material.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of:

(in thousands)	September 30, 2023	December 31, 2022
Land	$—	$336
Leasehold improvements	1,168	463
Computer equipment and software	843	796
Furniture and equipment	783	544
Vehicles	80	196
Quality control and marketing equipment	2,028	1,636
Buildings and improvements	—	1,610
Assets not yet placed in service	125	1,128
	5,027	6,709
Less accumulated depreciation	(2,555)	(2,068)
Property and equipment, net	$2,472	$4,641

For the three months ended September 30, 2023 and 2022, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.7 million and $0.5 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

7. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	September 30, 2023
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.5	$2,097	$(1,555)	$542
Customer relationships	2.0	3,007	(2,620)	387
		5,104	(4,175)	929
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$8,104	$(4,175)	$3,929

	December 31, 2022
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	2.0	$2,277	$(1,429)	$848
Customer relationships	2.7	3,007	(2,470)	537
		5,284	(3,899)	1,385
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$8,284	$(3,899)	$4,385

For the three months ended September 30, 2023 and 2022, total amortization expense amounted to $0.2 million and $0.2 million, respectively, including $0.1 million and $0.1 million, respectively of amortization expense related to software. For the nine months ended September 30, 2023 and 2022, total amortization expense amounted to $0.5 million and $0.6 million, respectively, including $0.3 million and $0.4 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three and nine months ended September 30, 2023 and 2022, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2023	$152
2024	574
2025	203
Expected amortization expense for intangible assets with definite lives	$929

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

Under the Secured Revolving Line of Credit, the Borrower is required to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of September 30, 2023, the Company was in compliance with its liquidity covenant.

9. LEASES

The Company leases its office space which has a remaining lease term of 39 months. In January 2023, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2026. The Company’s recognized lease costs include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income Statement
Operating lease cost(1)	$183	$190	$550	$519
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

	Nine Months Ended September 30,
	2023	2022
Weighted-average remaining lease term (months)	39.0	15.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	September 30, 2023
Remainder of 2023	$188
2024	702
2025	729
2026	756
Total lease payments	2,375
Less imputed interest	(278)
Present value of lease liabilities	$2,097

10. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of September 30, 2023, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities.

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

11. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	September 30, 2023	December 31, 2022
Accrued employee compensation benefits	$1,306	$3,409
Accrued direct selling costs	1,458	1,593
Accrued customer paid bottle deposits	1,591	1,253
Accrued other	2,819	2,153
Total	$7,174	$8,408

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

In November 2021, the Company’s Board of Directors approved an amendment to its equity-based compensation plans for a certain number of employees to allow immediate vesting upon retirement of all outstanding RSUs and stock options, and to extend the exercisability of outstanding stock options up to five years after retirement, if they meet certain conditions, including a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides advance notice of his or her resignation to the Company’s Board of Directors. During the three months ended September 30, 2022, one employee, and during the nine months ended September 30, 2022, three employees, retired from the Company and all outstanding awards and related stock compensation expense of $3.8 million and $8.2 million, respectively, were accelerated through their retirement dates.

As of September 30, 2023, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.5 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Stock price	$2.90	$3.37
Exercise Price	2.90	3.91
Expected term (years)(1)	6.25	6.25
Expected volatility (2)	65.4%	62.5%
Risk-Free interest rate (3)	3.6%	2.7%
Dividend yield (4)	0.0%	0.0%

(1) Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2) Expected volatility for grants issued prior to July 21, 2023 (which is the two-year anniversary of the Company's IPO) is based on the historical volatility of a selected peer group over a period equivalent to the expected term, and expected volatility for grants issued subsequent to July 21, 2023 is based on historical volatility of the Company's stock.

(3) The risk-free interest rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4) We have assumed a dividend yield of zero as the Company has no plans to declare dividends in the foreseeable future.

The weighted average grant date fair values for stock options granted for the nine months ended September 30, 2023 and 2022 was $1.81 and $1.95, respectively.

The following is a summary of stock option activity for the nine months ended September 30, 2023:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2023	2,769,754	$3.36
Granted	1,472,639	$2.90
Exercised	(112,783)	$0.23
Forfeited and expired	(811,569)	$2.91
Balance as of September 30, 2023	3,318,041	$3.37	7.7	$1,426
Exercisable at the end of the period	1,265,798	$2.55	5.4	$1,426
Vested and expected to vest	3,318,041	$3.37	7.7	$1,426

The total intrinsic values of stock options exercised during the nine months ended September 30, 2023 was $0.3 million.

As of September 30, 2023, total unrecognized compensation expense related to unvested stock options was $3.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of September 30, 2023, the remaining service period of the awards is 16 months.

The following is a summary of RSU activity for the nine months ended September 30, 2023:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2023	2,560,590	$3.90
Granted	1,268,930	$3.09
Vested	(912,902)	$3.85
Forfeited	(512,959)	$2.80
Balance unvested at September 30, 2023	2,403,659	$3.72	5,336
Expected to vest at September 30, 2023	2,403,659	$3.72	5,336

As of September 30, 2023, total unrecognized compensation expense related to unvested RSUs was $6.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

As of September 30, 2023, there were 597,006 of RSUs outstanding which vested in 2022 but are subjected to a deferred settlement provision over the next two years and therefore have not been released. As a result, these RSUs are not included in the table above.

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

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	13%	15%	13%	16%
Customer B	*	*	11%	10%
Customer D	11%	*	*	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	September 30, 2023	December 31, 2022
Customer D	10%	10%
Customer E	13%	17%
Customer H	*	12%

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vendor A	22%	27%	22%	28%
Vendor B	13%	25%	16%	16%
Vendor C	11%	15%	13%	13%
Vendor E	21%	*	14%	*

* Less than 10% of total net sales, accounts receivable, net or raw material purchases.

15. LOSS PER SHARE

Basic loss per share of Class A common stock is computed by dividing net loss attributable to the Company for the period by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted loss per share of Class A common stock is computed by dividing net loss attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities and assumed conversion of Class B common stock into shares of Class A common stock on a one-for-one basis using the if-converted method.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(11,250)		$(9,196)		$(19,171)		$(41,477)
Less: net loss attributable to non-controlling interests	3,033		1,712		4,932		12,005
Add: adjustment to reallocate net loss to controlling interest	(19)	(1)	(41)	(1)	603	(1)	(1,065)	(1)
Net loss to Zevia PBC - basic	$(8,236)		$(7,525)		$(13,636)		$(30,537)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	50,144,198		44,073,000		49,317,058		40,393,978
Add: weighted average shares of vested and unreleased RSUs	610,272	(2)	1,865,507	(2)	757,933	(2)	1,761,485	(2)
Weighted-average basic and diluted shares	50,754,470		45,938,507		50,074,992		42,155,463
Loss per share of Class A common stock – basic	$(0.16)		$(0.16)	(3)	$(0.27)		$(0.72)	(3)
Loss per share of Class A common stock – diluted	$(0.16)		$(0.16)	(3)	$(0.27)		$(0.72)	(3)

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

(3) Subsequent to the issuance of the Company’s financial statements for the three and nine months ended September 30, 2022, the Company revised basic and diluted loss per share amounts for the first, second, and third quarter of 2022 to include the impact of vested but unreleased RSUs which were previously excluded from the respective basic and diluted loss per share computations. The impact of this immaterial correction was to decrease both basic and diluted loss per share by $0.01 from the amounts previously reported in the Company’s Form 10-Q for the three and nine months ended September 30, 2022.

Zevia LLC Class B Common Units, stock options and RSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	20,952,967	24,394,109	21,278,538	26,936,871
Stock options	3,571,659	2,637,539	3,480,778	2,044,472
Restricted stock units	2,638,287	2,911,356	2,775,861	3,742,307

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 70.6% and 68.7% as of September 30, 2023 and December 31, 2022, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 29.4%, due to the full valuation allowance against its deferred tax assets.

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

As of September 30, 2023, the Company believes based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized as of September 30, 2023; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $54.1 million and $55.8 million at September 30, 2023 and December 31, 2022, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the three and nine months ended September 30, 2023. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

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

Key Events During the Third Quarter of 2023

We previously implemented certain critical initiatives designed to transform our operations in order to help support our continued growth, enhance our customer service, and drive efficiencies. During the second and third fiscal quarters, in connection with these initiatives, we faced short-term supply chain logistics challenges which hindered fulfillment and impacted net sales results and selling and marketing expenses in these quarters. We have since implemented further measures that are designed to address these challenges and restore service levels to previous levels, such as changes in the supply chain organization and leadership, pausing certain actions of our supply chain transition, and further automation of inventory reporting and processing to provide higher visibility, and we currently expect to resolve these challenges by the end of 2023.

Factors Affecting Our Performance

Macroeconomic Environment

In addition to the supply chain challenges discussed above, a number of external factors, including the global economy, global health emergencies, inflationary pressures, rising interest rates, volatility in the financial markets, recession fears, financial institution instability, the potential shutdown of the U.S. government, global hostilities, and political tensions between the U.S. and China have impacted and may continue to impact transportation, labor, and commodity costs. During the three and nine months ended September 30, 2023, we continued to experience slightly higher operating costs, including logistics, manufacturing and labor costs, which we expect to continue during the fourth quarter of 2023 and into 2024. These pressures have and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three and nine months ended September 30, 2023 and 2022, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from the sales of our products, including Soda, Energy Drinks, Organic Tea, Mixers, and Kids drinks, to our customers, which include grocery distributors, national retailers, natural products retailers, warehouse club retailers and retailers with e-commerce channels, in the U.S. and Canada.

We offer our customers sales incentives that are designed to support the distribution of our products to consumers. These incentives include discounts, trade promotions, price allowances and product placement fees. The amounts for these incentives are deducted from gross sales to arrive at our net sales.

The following factors and trends in our business have driven net sales over the past two years and are expected to continue to be key drivers of our net sales for the foreseeable future:

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

Gross Profit

Gross profit consists of our net sales less costs of goods sold. Our gross profit and gross margin are affected by the mix of distribution channels of our net sales in each period, as well as the level of discounts and promotions offered during the period. Gross profit may be favorably impacted by leveraging our asset-light business model and through increased distribution direct to retailers, the increased scale of our business and our continued focus on cost and efficiency improvements.

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

Our selling and marketing expenses are expected to increase in absolute dollars in the long-term, both as a result of the increased warehousing and distribution costs resulting from increased net sales and as a result of increased focus on marketing programs/spend, which we expect to be partially offset by our continued focus on cost improvements in our supply chain. Our selling expenses are expected to increase in the short-term compared to the prior year as a result of supply chain logistics challenges – refer to the Key Events During the Third Quarter of 2023 section above for additional information.

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

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and, if any, for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. Through the remainder of 2023, we expect our equity-based compensation expense to continue to decrease compared to the year ended December 31, 2022, as a result of the expiration of the lockup period in January 2022, which coincided with the end of the vesting period for the majority of the awards granted pre-IPO, and the acceleration of expense in 2022 in connection with the retirement of certain employees.

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

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except per share amounts)
Net sales	$43,089	$44,239	$128,630	$127,815
Cost of goods sold	23,517	25,071	69,261	73,445
Gross profit	19,572	19,168	59,369	54,370
Operating expenses:
Selling and marketing	20,455	12,916	48,467	42,845
General and administrative	8,250	8,310	23,102	28,257
Equity-based compensation	1,876	6,837	6,614	23,781
Depreciation and amortization	411	326	1,234	1,005
Total operating expenses	30,992	28,389	79,417	95,888
Loss from operations	(11,420)	(9,221)	(20,048)	(41,518)
Other income, net	165	26	908	64
Loss before income taxes	(11,255)	(9,195)	(19,140)	(41,454)
(Benefit) provision for income taxes	(5)	1	31	23
Net loss and comprehensive loss	(11,250)	(9,196)	(19,171)	(41,477)
Loss attributable to noncontrolling interest	3,033	1,712	4,932	12,005
Net loss attributable to Zevia PBC	$(8,217)	$(7,484)	$(14,239)	$(29,472)

Net loss per share attributable to common stockholders
Basic	$(0.16)	$(0.16)	$(0.27)	$(0.72)
Diluted	$(0.16)	$(0.16)	$(0.27)	$(0.72)

The following table presents selected items in our unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Cost of goods sold	55%	57%	54%	57%
Gross profit	45%	43%	46%	43%
Operating expenses:
Selling and marketing	47%	29%	38%	34%
General and administrative	19%	19%	18%	22%
Equity-based compensation	4%	15%	5%	19%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	72%	64%	62%	75%
Loss from operations	(27)%	(21)%	(16)%	(32)%
Other income, net	0%	0%	1%	0%
Loss before income taxes	(26)%	(21)%	(15)%	(32)%
(Benefit) provision for income taxes	(0)%	0%	0%	0
Net loss and comprehensive loss	(26)%	(21)%	(15)%	(32)%
Loss attributable to noncontrolling interest	7%	4%	4%	9%
Net loss attributable to Zevia PBC	(19)%	(17)%	(11)%	(23)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Sales

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Net sales	$43,089	$44,239	$(1,150)	(2.6)%

Net sales were $43.1 million for the three months ended September 30, 2023 as compared to $44.2 million for the three months ended September 30, 2022. Equivalized cases sold were 3.3 million during the three months ended September 30, 2023 as compared to 3.6 million equivalized cases sold during the three months ended September 30, 2022. Net sales declines were primarily driven by a decrease in the number of equivalized cases sold, resulting in $2.7 million lower net sales primarily caused by short-term supply chain logistics challenges hindering fulfillment discussed in the Key Events During the Third Quarter of 2023 section above, partially offset by pricing increases of $1.5 million. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Cost of goods sold	$23,517	$25,071	$(1,554)	(6.2)%

Cost of goods sold was $23.5 million for the three months ended September 30, 2023 as compared to $25.1 million for the three months ended September 30, 2022. The decrease of $1.6 million, or 6.2%, was primarily due to a 8.2% decrease in the shipment of equivalized cases resulting in $2.1 million lower costs of goods sold, as well as favorable costs of goods sold from improved rates and product mix of $1.1 million, partially offset by higher inventory losses primarily related to the exiting of legacy warehouses and the brand-refresh rollout of $1.6 million.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Gross profit	$19,572	$19,168	$404	2.1%
Gross margin	45.4%	43.3%

Gross profit was $19.6 million for the three months ended September 30, 2023 as compared to $19.2 million for the three months ended September 30, 2022. The increase in gross profit of $0.4 million, or 2.1%, was primarily driven by pricing increases taken in 2022 and 2023 as well as favorable cost of goods sold from improved rates and product mix, partially offset by lower volumes and higher inventory losses related to the exiting of legacy warehouses and the brand-refresh rollout.

Gross margin for the three months ended September 30, 2023 improved to 45.4% from 43.3% in the prior-year period. The improvement was primarily due to pricing increases taken in 2022 and 2023 as well as favorable cost of goods sold from improved rates and product mix, partially offset by higher inventory losses related to the exiting of legacy warehouses and the brand-refresh rollout.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Selling and marketing expenses	$20,455	$12,916	$7,539	58.4%

Selling and marketing expenses were $20.5 million for the three months ended September 30, 2023 as compared to $12.9 million for the three months ended September 30, 2022. The increase of $7.5 million, or 58.4%, was primarily due to $4.4 million of higher freight and freight transfer costs related to short-term supply chain logistics challenges hindering fulfillment discussed in the Key Events During the Third Quarter of 2023 section above, and $3.1 million of higher warehousing costs resulting from increased level of handling and storage costs driven by higher levels of inventory production.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
General and administrative expenses	$8,250	$8,310	$(60)	(0.7)%

General and administrative expenses were $8.3 million for the three months ended September 30, 2023 as compared to $8.3 million for the three months ended September 30, 2022. The decrease of $0.1 million, or 0.7%, was primarily driven by a decrease in employee costs.

Equity-Based Compensation Expenses

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Equity-based compensation	$1,876	$6,837	$(4,961)	(72.6)%

Equity-based compensation expense was $1.9 million for the three months ended September 30, 2023 as compared to $6.8 million for the three months ended September 30, 2022, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $5.0 million was primarily driven by $3.8 million of lower equity-based compensation expense due to the acceleration of vesting of RSU awards upon retirement of a senior management employee in the third quarter of 2022. The remaining $1.2 million decrease was largely related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expense related to new equity awards granted.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

Net Sales

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Net sales	$128,630	$127,815	$815	0.6%

Net sales were $128.6 million for the nine months ended September 30, 2023 as compared to $127.8 million for the nine months ended September 30, 2022. Equivalized cases sold were 9.9 million during the nine months ended September 30, 2023 as compared to 10.9 million equivalized cases sold during the nine months ended September 30, 2022. Net sales growth was primarily driven by pricing increases of $9.4 million, partially offset by a decrease in the number of equivalized cases sold, resulting in $8.6 million lower net sales, which was mainly caused by short-term supply chain logistics challenges hindering fulfillment discussed in the Key Events During the Third Quarter of 2023 section above. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Cost of goods sold	$69,261	$73,445	$(4,184)	(5.7)%

Cost of goods sold was $69.3 million for the nine months ended September 30, 2023 as compared to $73.4 million for the nine months ended September 30, 2022. The decrease of $4.2 million, or 5.7%, was primarily due to a 9.6% decrease in the shipment of equivalized cases resulting in $7.0 million lower costs of goods sold, partially offset by higher inventory losses generally related to the exiting of legacy warehouses and the brand-refresh rollout of $2.4 million, and an increase of $0.4 million as a result of slightly higher manufacturing costs as a result of inflationary pressures and labor rates.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Gross profit	$59,369	$54,370	$4,999	9.2%
Gross margin	46.2%	42.5%

Gross profit was $59.4 million for the nine months ended September 30, 2023 as compared to $54.4 million for the nine months ended September 30, 2022. The increase in gross profit of $5.0 million, or 9.2%, was primarily driven by pricing increases taken in 2022 and 2023, partially offset by lower volumes, slightly higher manufacturing costs as a result of inflationary pressures and labor rates, and higher inventory losses primarily related to the exiting of legacy warehouses and the brand-refresh rollout.

Gross margin for the nine months ended September 30, 2023 improved to 46.2% from 42.5% in the prior-year period. The improvement was primarily due to pricing increases taken in 2022 and 2023, partially offset by slightly higher manufacturing costs as a result of inflationary pressures and labor rates and higher inventory losses primarily related to the exiting of legacy warehouses and the brand-refresh rollout.

Selling and Marketing Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Selling and marketing expenses	$48,467	$42,845	$5,622	13.1%

Selling and marketing expenses were $48.5 million for the nine months ended September 30, 2023 as compared to $42.8 million for the nine months ended September 30, 2022. The increase of $5.6 million, or 13.1%, was primarily due to $4.1 million of higher freight transfer costs related to short-term supply chain logistics challenges hindering fulfillment discussed in the Key Events During the Third Quarter of 2023 section above, and $3.4 million higher warehousing costs resulting from increased level of handling and storage costs driven by higher levels of inventory production, partially offset by a decrease in freight out of $1.2 million as a result of decreases in the shipment of equivalized cases and a reduction of non-working marketing costs offset by higher spend related to the brand-refresh rollout of $0.7 million.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
General and administrative expenses	$23,102	$28,257	$(5,155)	(18.2)%

General and administrative expenses were $23.1 million for the nine months ended September 30, 2023 as compared to $28.3 million for the nine months ended September 30, 2022. The decrease of $5.2 million, or 18.2%, was primarily driven by a $2.7 million decrease in employee costs, and $2.5 million decrease in public company costs and reductions in discretionary spend due to expense optimization initiatives.

Equity-Based Compensation Expense

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	Percentage
Equity-based compensation	$6,614	$23,781	$(17,167)	(72.2)%

Equity-based compensation expense was $6.6 million for the nine months ended September 30, 2023 as compared to $23.8 million for the nine months ended September 30, 2022, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $17.2 million was primarily driven by $10.8 million of lower equity-based compensation expense due to the acceleration of vesting of RSU awards upon retirement of senior management employees during the nine months ended September 30, 2022, $4.7 million of expense related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, and $2.7 million related to RSU and restricted phantom stock awards that vested over six months following the IPO in the prior year, partially offset by equity-based compensation expense related to new equity awards granted.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third fiscal quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2023, we had $38.5 million in cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2023, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, rising interest rates, volatility in the financial markets, recession fears, financial institution instability, the potential shutdown of the U.S. government, current and future global hostilities, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $63.6 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $54.1 million through 2037.

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

Under the Secured Revolving Line of Credit, we are required to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of September 30, 2023, the Company was in compliance with its liquidity covenant.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(9,668)	$(19,346)
Investing activities	$786	$27,818
Financing activities	$25	$(2,346)

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $9.7 million for the nine months ended September 30, 2023 was primarily driven by a net loss of $19.2 million, partially offset by non-cash expenses of $8.4 million primarily related to equity-based compensation and depreciation and amortization expense and a net increase in cash related to changes in operating assets and liabilities of $1.1 million. Changes in cash flows related to operating assets and liabilities were primarily due to an increase of $29.1 million in accounts payable, accrued expenses and other current liabilities due to timing of purchases and increased production of inventory, partially offset by an increase in inventories of $21.8 million due to increased production of inventory as a result of the supply chain logistics challenges discussed in the Key Events During the Third Quarter of 2023, increase in accounts receivable of $5.3 million due to timing of invoices, and an increase in prepaid expenses and other assets of $0.5 million due to timing of prepayments.

Net cash used in operating activities of $19.3 million for the nine months ended September 30, 2022 was primarily driven by net loss of $41.5 million and a net decrease in cash related to changes in operating assets and liabilities of $3.2 million, partially offset by non-cash expenses of $25.3 million primarily related to equity-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a $4.5 million increases in accounts receivable due to increase in net sales, a $5.8 million increase in inventory due to the timing of inventory purchases and the anticipation of future sales, partially offset by a $0.1 million decrease in prepaid expenses and other assets primarily related to amortization of prepaid insurance policies, and a $7.5 million increase in accounts payable, accrued expenses and other current liabilities due to our overall growth.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $0.8 million for the nine months ended September 30, 2023 was primarily due to proceeds from the sale of its warehouse and related assets of $2.3 million, partially offset by purchases of property, equipment, and software of $1.6 million for leasehold improvements and computer equipment and software used in ongoing operations.

Net cash provided by investing activities of $27.8 million for the nine months ended September 30, 2022 was primarily due to proceeds from maturities of short-term investments of $30.0 million, offset by purchases of property, equipment and software of $2.2 million for marketing fixtures, software applications and computer equipment used in ongoing operations.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by financing activities of $25 thousand for the nine months ended September 30, 2023 was primarily due to proceeds from the exercise of stock options.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with US GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss and comprehensive loss	$(11,250)	$(9,196)	$(19,171)	$(41,477)
Other income, net*	(165)	(26)	(908)	(64)
(Benefit) provision for income taxes	(5)	1	31	23
Depreciation and amortization	411	326	1,234	1,005
Equity-based compensation	1,876	6,837	6,614	23,781
Adjusted EBITDA	$(9,133)	$(2,058)	$(12,200)	$(16,732)

* Includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets.

Commitments

Effective March 2022, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the lease term through December 31, 2023 and expand the total square footage from 17,923 square feet to 20,185 square feet which commenced on May 1, 2022. In January 2023, the Company further extended the lease term through December 31, 2026.

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of September 30, 2023, see the sections above including Note 8, Debt, and Note 9, Leases, included in the unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have customary commercial terms. We did not have any material long-term inventory purchase commitments as of September 30, 2023.

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

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, included in the unaudited condensed consolidated financial statements of this Quarterly Report for a discussion of recently issued accounting pronouncements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, inflation and commodities as follows:

Raw Material Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. We have a two-year agreement effective October 15, 2023 with a large multi-national ingredient company for the supply of stevia on similar terms as our prior agreement with the same ingredient company, including fixed pricing for the duration of the term. We are also in the process of identifying alternative sources of supply to mitigate potential supply disruptions. However, there can be no assurance that we will be able to secure alternative sources of supply. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

The price for aluminum cans fluctuates depending on market conditions. Our ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain. For the nine months ended September 30, 2023, a hypothetical 10% increase or 10% decrease in the weighted average cost of aluminum would have resulted in an increase of approximately $0.9 million or a decrease of $0.9 million, respectively, to cost of goods sold.

We continue to seek and to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the U.S. or increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and nine months ended September 30, 2023 and 2022, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Internal Control over Financial Reporting

Management determined that as of September 30, 2023, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report. Except as disclosed in the section titled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1#*	Separation Agreement and General Release of Claims between the Company and Quincy B. Troupe.

10.2#*	Letter Agreement between the Company and Florence Neubauer.

10.3#*	Severance Agreement between the Company and Florence Neubauer.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 7, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 7, 2023

By:		/s/ Florence Neubauer
	Name:	Florence Neubauer
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)
	Date:	November 7, 2023

By:		/s/ Hany Mikhail
	Name:	Hany Mikhail
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
	Date:	November 7, 2023