Form 10-K
period 2023-12-31
Zevia PBC
filed 2024-03-06
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates (treating directors, executive officers and beneficial owners of 10% or more of the Registrant’s common stock outstanding as of that date, for this purpose, as affiliates) was approximately $204.3 million (based on the closing sales price of the Registrant’s Class A common stock on the New York Stock Exchange on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2024 there were 54,566,858 shares and 17,283,177 shares of the Registrant’s Class A and Class B common stock outstanding, respectively, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Los Angeles, California

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about shifting market demand and consumer preferences, ability to effectively compete, commitment to creating ESG impact, human capital objectives, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

PART I

Item 1. Business

Overview

Zevia PBC (“Zevia PBC”) was incorporated as a Delaware public benefit corporation on March 23, 2021, and prior to the consummation of the reorganization and initial public offering (“IPO”), did not conduct any activities other than those incidental to our formation and the IPO. In connection with the completion of the IPO on July 26, 2021, Zevia PBC became a holding company, and its sole material asset is a controlling equity interest in Zevia LLC, a Delaware limited liability company (“Zevia LLC”). As the sole managing member of Zevia LLC, Zevia PBC operates and controls all of the business and affairs of Zevia LLC and, through Zevia LLC, conducts its business. Subsequent to July 26, 2021, Zevia PBC consolidates the results of Zevia LLC with a non-controlling interest reflected for the portion of Zevia LLC not owned by Zevia PBC. For more information about our holding company reorganization, see the section titled “Organizational Structure—The Reorganization” in the prospectus dated July 21, 2021, and filed with the U.S. Securities and Exchange Commission (“SEC”) on July 23, 2021.

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

Available Information

We make available, free of charge, on the “Investors Relations” section of our website, https://www.zevia.com (“Zevia Investor Relations website”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of the site is http://www.sec.gov.

Our amended and restated certificate of incorporation, amended and restated bylaws, corporate governance principles, charters of the Audit, Compensation, Nominating and Enterprise Risk Management, and Environmental, Social and Governance (“ESG”) committees, our code of business conduct and ethics may be found on the Zevia Investor Relations website. The information on the Company’s website is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

We routinely announce material information to investors, stockholders and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Zevia Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (such as @Zevia and #Zevia on Facebook and Instagram). The information posted on social media channels is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Zevia Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, stockholders, the media, and others interested in Zevia to review the information that it shares at the “Investors” link located at the bottom of our webpage at https://investors.zevia.com/ and to subscribe to and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting “Request Email Alerts” in the “Investors” section of Zevia’s website at https://investors.zevia.com/.

Our Business

We are a growth beverage company that develops, markets, sells, and distributes great tasting, naturally sweetened, zero sugar beverages made with simple, plant-based ingredients. We have been designated as a “Certified B Corporation” by B Lab, an independent non-profit organization, in addition to being a Delaware public benefit corporation. We are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium, We offer a variety of flavors across Soda, Energy Drinks, Organic Tea, and Kids drinks.

Our products are distributed and sold principally across the United States (“U.S.”). and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural, convenience and e-commerce channels and in grocery and natural product stores and specialty outlets. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over 1.9 billion cans of Zevia sold to date.

Our Brand

The Zevia® brand promise is to offer delicious beverages that are better-for-you and better for the environment. We market Zevia under one unified brand across multiple beverage categories, including Soda, Energy Drinks, Organic Teas, and Kids drinks. We believe our brand has extensive consumer reach potential, as we deliver beverage offerings with a diversity of flavors and categories that we believe appeal across multiple usage occasions, need states, and times of day, for a wide range of people across age groups. This is evidenced by our ranking among the top carbonated soft drink brands in the Natural Channel and on Amazon according to syndicated data sources SPINS and 1010data for 2023.

Our brand has grown significantly over the past decade, which has been largely tied to an engaged and growing consumer base, broadening distribution across retail channels. In 2023, close to 7 million U.S. households purchased Zevia products across more than 34,000 retail locations.

Our consumers are our best advocates, and their loyalty is rooted in their alignment with our messaging and mission. Our consumer base over-indexes to Gen Z and Millennials, particularly among Millennial parents. We believe this consumer base favors better-for-you options that support a balanced lifestyle and that they are driven less by discounts than some other demographic groups. We believe Zevia consumers are heavily beverage engaged and migrate from other traditional full-calorie and low-calorie soda brands to choose Zevia as an incremental beverage choice to aid in supporting their balanced lifestyle without sacrificing great taste. We believe Zevia consumers care about their health, their diets, and their planet and are willing to pay a premium for beverage attributes that support those considerations. Zevia drinkers have historically increased their brand spending over time and tend to spend more on average than traditional shoppers within the soft drink, energy and ready-to-drink tea categories. According to Numerator data for 2023, Zevia households increased their spend on Zevia for the year versus 2022. Those households who made multiple purchases across package lines were even more engaged, more than doubling their spend on the brand versus the total average Zevia households in the year.

We believe Zevia is positioned well within the total Zero Sugar/Diet Soda segment of total Carbonated Soft Drinks as an affordable naturally sweetened, better-for-you option. Zero Sugar/Diet sodas were a $10.3 billion dollar segment, growing +14% across Grocery, Mass, Drug, Club, and Natural Channels in 2023 according to Spins/Circana data through December 31, 2023. According to Numerator data through December 31, 2023, Zevia finished 2023 with U.S. household penetration of 5.3% for the full year of 2023 compared to 40% - 70% penetration, respectively, of more mainstream full and zero sugar category brand leaders over the same period. We believe Zevia has a meaningful opportunity to increase brand trial to capture more share in this growth leading segment of beverage over time.

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

Soda. Soda, our flagship product released in 2008, is the better-for-you alternative to conventional sodas and diet sodas with no artificial ingredients. Our Soda is available in 14 flavors across multiple packs, variety packs, and in limited time-offer flavors to drive excitement. Our Soda sales constituted approximately 91% of our net sales in 2023.

Energy. Energy drinks are zero sugar energy drinks that contain 120 mg of organic caffeine. We offer Energy in eight flavors. We released our Energy drinks in 2016.

Organic Tea. Our Organic Tea is a pioneer in the zero calorie, naturally sweetened ready-to-drink tea segment, and was released in 2018. Zevia Organic Tea is USDA Organic and brewed with Fair Trade Certified Tea. We offer Organic Tea in eight flavors, including two caffeine-free options.

Kids. Kids is our product line for kids, packaged in smaller cans for smaller hands, and the right size for lunch boxes and afternoon snacks. Our Kids drinks are available in four kid-friendly flavors and were released in 2020.

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

Consumers can purchase our products both in brick and mortar stores and through e-commerce channels. We are an omnichannel brand found in more than 34,000 retailer locations across the traditional grocery, natural grocery, specialty outlets, warehouse club, drug and convenience channels, and on e-commerce platforms.

ESG and Social Impact

Our focus on ESG is core to how we conduct our business, and we believe this focus makes us a more successful company. We are dedicated to acting responsibly and strive to do our part in making the world a better place with every drink. We are committed to creating real ESG impact through combatting the harmful effects of sugar, reducing plastic waste, democratizing healthier options and fostering an employee-centric culture.

As a public benefit corporation, we are guided by our mission of creating a world of better-for-you flavor, better for the people and the planet. Our products help consumers reduce their sugar intake and avoid artificial sweeteners by offering a refreshing and enjoyable zero sugar, naturally sweetened alternative to high-sugar and artificially sweetened competitors. We estimate that by choosing Zevia, our consumers have avoided over 79,000 metric tons of sugar in their diets since 2011.

Sustainable packaging is one of our top priorities and we actively seek to minimize our environmental impact. We take pride in reducing plastic waste by using only aluminum cans as beverage containers. Since our founding in 2007, we have never sold a beverage in a plastic bottle. Through only using aluminum cans, we estimate that we have saved over 26,000 metric tons of plastic and consumption of our products has resulted in the avoidance of over one billion plastic bottles since 2011. In addition, we reduce our use of packaging materials where possible. For example, we no longer produce any of our products with plastic rings, replacing them with a recyclable cardboard overwrap.

Within our mission is the initiative to provide products that are better for the planet. Our main ingredient, after carbonated water, is stevia sweetener, which is extracted from the leaves of the stevia rebaudiana plant, containing many different naturally occurring sweet compounds called steviol glycosides (“SG”). We are thrilled to offer a great tasting better-for-you beverage sweetened only with SG, which uses less than 1/10th of the land used to produce the same amount of sugar sweetness from sugar cane, and we believe that less land usage means less water and energy usage.

Our suppliers are required to comply with the high standards set forth in our vendor code of conduct, including prohibiting child labor, human trafficking, and discrimination, and promoting diversity, safe and healthy workplaces, and business integrity.

Sales and Marketing and Consumer Outreach

Our marketing strategy from launch has been to drive product trial and customer conversion, targeting consumers as close to the point of purchase as possible, as we believe that many purchasing decisions are made in-store during the shopping experience. As such, we seek to deploy funding to enhance our presence at shelf, including shelf tags, product displays and other means to build consumer awareness and consideration. We also deploy marketing funds in-store, through advertising and couponing vehicles, and around the store via geotargeted digital advertising and offers. In addition, we seek to raise awareness of the Zevia® brand through advertising programs targeted to key lifestyle segments such as families and healthy lifestyle enthusiasts.

In 2024, we expect to invest in marketing out of store to drive awareness and consideration of the Zevia brand, purchase intent, and subsequently conversion.

We aim to create authentic content that focuses on Zevia’s taste experience—flavor, sweetness, bubbles and enjoyment—without drinking sugary or artificially sweetened beverages. We believe that combining our focus on taste with the positive sugar reduction and natural sweetener health benefits of our brand—zero sugar, zero plastic, and naturally sweetened products that are affordable to consumers across a broad range of income brackets—creates a compelling proposition that will drive both initial product trial and ongoing brand consumption.

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

We also use social media platforms such as Facebook and Instagram for online collaboration to support our brand awareness strategy. These platforms allow us to directly engage with our consumers and publish content related to our products, activities and Company and to better connect with potential and existing consumers.

Sales

As of December 31, 2023, our sales team is comprised of 27 people. The team works in close coordination with a national network of broker and distributor sales teams that gives us access to accounts across the U.S.

Innovation

Innovation is an integral part of what we do. We regularly look for ways to improve product taste, expand our offerings across categories and usage occasions, and improve the sustainability of our packaging formats.

Our product development team collaborates across our organization and supplier base to identify areas to improve our existing offerings and create new offerings. Our development team coordinates the creation, testing, launch and improvement of our products in collaboration with our suppliers. We employ in-house food scientists to help create the next iterations of our products.

We have refined certain formulas of our products to help appeal to and meet our consumers’ evolving taste profile and have launched line and flavor extensions within existing categories to further fulfill consumer needs. Our robust pipeline of new category innovations is expected to allow us to continue to thoughtfully and strategically innovate within the beverage space and maximize share of stomach by offering flavors and beverages that can appeal to a variety of usage occasions.

Our product development team is also working to improve our ingredients and packaging. We regularly refine our stevia blend in an effort to maintain leadership in our sweetener system and currently use a specific stevia extract product that contains a particular blend of SGs that was found to perform the best across our beverage platform, providing more rounded sweetness with minimal aftertaste commonly associated with other stevia sweeteners. In addition, we continue to evaluate and research alternate ingredients, including plant-based sweeteners other than stevia extract, which may meet or exceed our sensory, sustainability, and cost standards. We also assess how we can reduce our carbon footprint and plastic waste through our packaging. We believe that by consistently offering great tasting products that are all zero calorie and naturally sweetened, with sustainable packaging under one brand, we can attract consumers to our new flavors and categories.

Supply Chain

Our products are produced and distributed through a network of third-party contract manufacturers, suppliers of stevia, and freight and warehouse providers that we have strategically curated. We have valuable, long-standing relationships across our supply chain, and we work closely with our external supply chain partners to try to maximize forward-looking capacity and take a thoughtful approach to how we can leverage our existing relationships with our innovation efforts.

During the fourth quarter of 2023, we made a strategic change in how our products are manufactured. Beginning in the first quarter of 2024, our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. We believe this change should allow us to leverage the purchasing power of our contract manufacturers and further diversify, as well as enable us with the flexibility to scale the business. We also onboarded a new global transportation management company in the first quarter of 2024 to support the optimization of the procurement of freight and associated freight management activities to improve our cost management. We believe both of these changes will better optimize our supply chain in order to help support future growth and drive increasing returns as we scale the business.

Ingredients and Ingredient Suppliers

The principal ingredients of our beverages, aside from carbonated water, are stevia sweetener, flavors, and citric acid. All Zevia products are solely sweetened with highly purified stevia leaf extract. Zevia products do not contain erythritol. All Zevia beverages are zero sugar and naturally sweetened with plant-based ingredients that are Non-GMO Project verified. Our stevia leaf extract is procured by our contract manufacturers and sourced from a large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into October 15, 2023, which includes fixed pricing for the duration of the term. During 2023, we also tested and approved the use of another stevia leaf extract supplier, whose stevia leaf is derived from a region different than the above supplier. Although we do not view our stevia blend as a commodity ingredient, we continue to seek to diversify sourcing to help de-risk supply and cost shocks from potential global disruptions. Our product development team provides ongoing sensory and cost evaluation of competing stevia extract products as well as other plant-based sweeteners as a means of planning alternate sources of supply that meet or exceed our sensory expectations.

Flavors are developed in collaboration with our product development team and our flavor ingredient suppliers. These suppliers produce and supply the unique flavor ingredients to our contract manufacturers, and as our contract manufacturers procure these ingredients, we do not have long-term supply agreements with these ingredient suppliers. For flavors and stevia leaf extract, we continue to seek to diversify our approved sources in order to de-risk potential ingredient supply interruptions.

Packaging and Packaging Suppliers

We have chosen aluminum beverage cans as our primary packaging containers, which have the highest recycling rate of any beverage packaging format and a low carbon footprint in the supply chain. Our contract manufacturers source beverage cans through major can manufacturers.

Manufacturing and Supply Planning

We have relationships with three contract manufacturers that operate manufacturing facilities across the U.S. and Canada. We expect to continue seeking out other potential partnerships that provide cost competitiveness, responsiveness, and geographic growth potential. We also multi-source package types where volumes allow to mitigate supply risk in the event of a disruption at a specific facility and to disperse production geographically to reduce freight miles driven to distribute our products. Our contracts are typically in the form of multi-year master service agreements that define overall commercial and legal terms, while volume forecasts, production costs and other services are typically re-evaluated annually or as needed.

Quality Control

We receive certifications from our suppliers in order to confirm that they meet our specifications. Contract manufacturers perform in-process quality checks common to the carbonated soft drink industry, throughout the manufacturing process. We provide beverage specifications for every unique formula, as well as Zevia-specific quality requirements to our contract manufacturers so that they comply with our unique needs.

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

Distribution

We believe we have created a meaningful flywheel for consumer acquisition in which shoppers are able to discover, learn about and purchase our brand online and offline across multiple channels and platforms. Our online platforms serve as trial generating and transaction intensification opportunities, allowing for full Zevia portfolio offerings, including our bestselling variety packs, which stimulate significant consumer engagement. In addition to helping Zevia remain one of the top-selling carbonated soft drink brands on Amazon in 2023, our e-commerce buyers are also heavily engaged with the brand offline. According to Numerator more than half of Zevia shoppers who purchased us online in 2023 also purchased Zevia in brick-and-mortar retailers. Moreover, shoppers who bought Zevia products online spend 2.5x more on our brand across all channels on average.

Offline, we have strong, long-standing relationships with grocery, drug, warehouse club, mass, natural, and specialty retailers with whom we can grow distribution and sales through increased store penetration and shelf space. We lost distribution on a temporary basis due to supply chain challenges in 2023, but we expect to regain this distribution in 2024. We sold in more than 34,000 retail locations in 2023 according to SPINS and Nielsen data. We believe that our brick-and-mortar retailers value Zevia’s continued sales growth and higher margin profile, giving us confidence that we can expand our presence over time in terms of store count and number of items carried. Beyond these channels, we believe there is significant opportunity to continue expanding distribution and total item availability in the mass, drug, warehouse club, convenience, and foodservice channels, putting Zevia at arm’s reach for consumers.

Competition

We believe we compete broadly with all categories of liquid refreshment beverages. The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, ingredients, availability, selection and convenience, as well as factors related to corporate responsibility and sustainability. We believe we compete effectively with respect to each of these factors. Our competitors in the beverage market include category leaders such as The Coca-Cola Company, Keurig Dr. Pepper, PepsiCo, Inc., National Beverage Corp., Monster Energy, and Red Bull, as well as established naturally positioned soda brands like Virgils and Reeds and emerging better-for-you functional soda brands like Poppi and Olipop.

Human Capital Resources

Zevia’s passion to democratize healthier lifestyles – by providing affordable, better-for-you, naturally sweetened beverages without sugar or calories and never in plastic containers – is reflected in the organization’s people and culture. We offer a diverse, inclusive, and challenging work environment comprised of team members who are representative of the communities we serve. Our core values – passion, respect, gratitude, learning, a positive attitude, teamwork, continuous improvement, and living our best, – are at the foundation of our strategies to drive our mission and business. In order for us to attract and retain the best talent, we have an inclusive, strategic, and well-defined human capital planning process and a management approach that aligns to our business needs and mission.

As of December 31, 2023, we had 111 full-time team members in the U.S, and 4 full-time team members in Canada. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our team members is represented by a labor union. We maintain a strong relationship with our team members and have never experienced a labor-related work stoppage.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation Committee, which is responsible for governance over policies regarding human capital and compensation practices, including executive compensation, diversity, inclusion, pay equity, recruiting, retention, training and development, safety, and creating a working environment consistent with our culture, objectives and strategy.

Employee Health and Safety

As a values-driven organization, the health, safety, and well-being of our team members is our top priority. We prioritize safety for all employees through a combination of education, training, and safety-related policies, while also maintaining compliance with applicable regulations, including Occupational Safety and Health Administration (OSHA) guidelines and mandates by local health authorities. Specifically, we implement custom Injury and Illness Prevention Programs for our headquarters including safety training for our innovation lab, medical emergencies, power failure, bomb threat, fire safety, earthquake, and evacuation prevention practices.

Diversity, Equity, Inclusion & Belonging

Our commitment to diversity, equity, inclusion and belonging is focused on promoting equal employment opportunities and starts at the top with a highly skilled, diverse executive leadership team and Board of Directors in terms of both gender and race. We promote diversity, equity, inclusion, and belonging across our organization, via framework that is centered on providing equal opportunities and minimizing subjectivity via data-driven decisions to reduce the risk of bias and help ensure that everyone owns responsibility for inclusive behaviors and actions across the organization.

Zevia promotes equity through consistency and fairness with our people policies and practices that are designed to offer access, opportunity, and career growth for all team members equally. We have best practice standards across various stages of the employee lifecycle, including performance standards. We strive to make promotions, compensation, and growth opportunities impartial, just, and transparent. We maintain a consistent compensation policy across base salary, bonus, equity in the form of Restricted Stock Units (“RSUs”) and stock options, and benefit contributions. We believe everyone is an owner at Zevia, and we work together as one team to deliver results and achieve performance.

Our Diversity, Equity, Inclusion and Belonging (“DEI&B”) Taskforce, comprised of a diverse group of representatives across the organization, aims to give our team members a voice in DEI&B work and allows different perspectives to shape and hold accountable and transparent our people policies and practices. In partnership with our People team, the DEI&B Taskforce prioritizes topics related to the lifecycle of an employee’s experience at Zevia and through a DEI&B lens, offers suggestions for improvement. In the latter part of 2023, the team also worked on defining equity and developing long-term initiatives and objectives. Team members participate in the DEI&B Taskforce for twelve-months and regularly report on its work, priorities, and accomplishments to the overall organization, to foster transparency and trust.

Culture and Engagement

Our team drives the success of our brand, and every leadership or full team engagement features a conscious effort to engage and communicate with a focus on our values. Our People team manages themes for contests, celebrations across diverse interests through the year, mental health resources, open surveys, team communication platforms, and training on resource access.

To meet our human capital objectives, we frequently utilize internal employee surveys to understand the effectiveness of our people programs and where we can improve across the organization. In 2023, we launched a semi-annual engagement survey and monitored employee feedback for continuous improvements in culture with a focus on high-performance and people-centric initiatives. Our team also has access to and participated in independent third-party surveys through Comparably.com, providing qualitative results that reported a rating of 4.5 out of 5 stars for Company Culture, and 95 out of 100 for CEO Rating.

In 2023, the Company was recognized with the following three awards from Comparably.com, measured by anonymous employee surveys: 2023 Best CEO for small to mid-size companies, 2023 Best CEOs for Women, and 2023 Best Company for Career Growth.

Talent Acquisition

We hired 40 new team members in 2023, 85% of which were sourced by internal recruitment. As part of our DEI initiative, we have implemented recruitment practices designed to remove bias in the selection process and we reflect our values to candidates through job description language using gender-neutral pronouns, no video calls during the first interview, and standard assessments for applicable roles. We find candidates through a wide variety of sources to expand diversity, we offer flexible education requirements by role, and structure interviews with consistent processes to promote equal employment opportunities and minimize bias. We conduct transparent, collaborative and panel interviews for group input on all hires.

Benefits and Compensation Strategies

We strive to attract and retain diverse, high caliber individuals who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender, race, or other personal characteristics. Our compensation program is designed to ensure our talented team is paid fairly and equitably, and well rewarded for performance. The foundation of our compensation policy is a base salary and a performance-based bonus with targets tied to the Company’s annual financial performance. We regularly review and survey our compensation and benefit programs against market to confirm we remain competitive in our hiring practices. We aim for equal pay for equal work and make conscious efforts to close the pay equity gap through market adjustments and new-hire offers considered via thorough and transparent analysis.

Every full-time team member is eligible to receive equity-based compensation, which provides a sense of ownership and next-level engagement among employees at all levels. Zevia also offers a Fortune-500 style benefits package that incorporates a robust contribution for all tiers of coverage to include: medical, health savings account employer contribution, dental, vision, group and voluntary life & AD&D, critical illness, hospital indemnity, accident, short-term and long-term disability insurance, flexible spending accounts, pet insurance, legal access, and individual disability (ID) protection. We offer a 401(k) Safe Harbor Retirement savings plan with Company matching contributions and no vesting schedule. We have comprehensive paid time off and sick policies, paid bereavement, holidays, flexible schedules, remote and hybrid work, employee assistance programs, and a generous parental leave policy.

Our policies apply worldwide, with competitive benefit packages for all team members consistently applied but tailored to market-specific practices by country.

Training and Organizational Development

Our team members have access to various internal and external formal training and development courses to support individual growth. We offer an annual professional development allowance for continued advancement, with focus on a team member’s career path at Zevia. We seek to promote from our internal talent pool as part of our enterprise-wide succession plan. Our internal training includes custom content by department and role, 100% participation in unconscious bias training, and management training and development. In 2023, we continued with our Zevia University initiative where we offer unlimited courses online for all levels of employees to enhance soft skills, professional acumen, and discipline-specific skills. We had 185 total course enrollments with 33% of those being new learners in 2023.

Performance Management

We are focused on setting clear and specific expectations for performance that align with individual strengths and company objectives. We believe in a customized approach, where high performers are rewarded. Our managers also conduct 90-day reviews for new hires, mid-year reviews to formally track performance, and annual reviews for all employees, goals management throughout the year via our Human Resources Information System platform and incorporate short- and long-term career goals during each review. We also conduct regular one-on-one sessions to provide feedback, coaching and support. Our approach is designed to foster accountability, transparency, and recognition, which we believe drives both retention and high performance.

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

Government Regulation

In the normal course of our business, we are subject to a variety of federal, state, provincial and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sales.

Our products and sales of our products are regulated in the U.S. as conventional foods. Our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to stringent regulations and standards established by, among others, the U.S. Federal Trade Commission (“FTC”), the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”), the U.S. Environmental Protection Agency (“EPA”), OSHA and similar state and local agencies. The regulations and standards include various aspects of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Federal Trade Commission Act, the Food Safety Modernization Act, the Lanham Act, the Robinson-Patman Act, the Clayton Antitrust Act of 1914, workplace health and safety laws, state consumer protection laws and state warning and labeling laws, such as Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) in California, and the Federal Insecticide, Fungicide, and Rodenticide Act. Under these statutes, federal and state agencies regulate, among other things, the manufacturing, preparation, quality control, import, export, packaging, labeling, storage, recordkeeping, marketing, advertising, promotion, distribution, fair pricing, safety, and/or adverse event reporting of conventional foods. Among other things, manufacturers of conventional foods must meet current good manufacturing practices (“cGMPs”) and other requirements applicable to the manufacturing, packaging, labeling and holding of foods. In addition, our products are manufactured pursuant to special certification programs such as those for organic, Kosher, Global Food Safety Initiative, and non-GMO products among others, and we must comply with strict standards imposed by federal, state, and third-party certifying organizations.

Pursuant to the Food Safety Modernization Act (“FSMA”), the FDA promulgated additional requirements to enhance food safety and prevent food contamination, including more frequent inspections and increased recordkeeping and traceability requirements. The FSMA also holds imported foods to the same standards as domestic foods. The FDA requires that certain nutrient and product information appear on product labels and that the labels and labeling be truthful and not misleading. Similarly, the FTC requires that marketing and advertising claims be truthful, not misleading, not deceptive to customers and substantiated by adequate scientific data. We are also restricted from making certain claims about our products, including health claims, claims that our products treat, cure, mitigate or prevent disease or claims regarding the effects of our products on the structure or function of the body except under certain limited circumstances.

We are required to comply with federal, state, and local environmental laws and regulations such as restrictions on certain packaging containing per- and polyfluoroalkyl substances (PFAS), and bottle deposit ordinances. We continue to monitor the applicable regulations and seek to create policies and practices designed to abide by all applicable environmental laws, rules, regulations, and ordinances applicable to our business and products. While our compliance to date has not had, and is not expected to have, a material financial effect on our business or our operations, our obligations for compliance may become more burdensome as more restrictive requirements or regulations may be imposed or enacted in the future.

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

Various states, provinces and other authorities require deposits, eco-taxes or fees on certain products or packaging. Similar legislation or regulations may be proposed in the future at local, state, provincial and federal levels, both in the U.S. and elsewhere.

We are also subject to labor and employment laws, laws governing advertising, safety regulations and other laws, including consumer protection regulations that regulate retailers.

In addition, we are subject to federal and state laws and regulations related to cybersecurity, privacy and data protection, including the California Consumer Privacy Act (effective as of January 1, 2020), by the California Privacy Rights Act (effective as of January 1, 2023), the Virginia Consumer Data Protection Act, (effective as of January 1, 2023), the Colorado Privacy Act (effective as of July 1, 2023), the Connecticut Data Privacy Act (effective as of July 1, 2023), and the Utah Consumer Privacy Act (effective as of December 31, 2023). Additional U.S. privacy laws continue to be proposed. We continue to monitor the U.S. privacy and data protection law landscape, evaluate the potential impact on our business, and develop strategies to maintain our privacy and data protection compliance programs and policies.

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

•
failure to further develop, maintain, and promote our brand;
•
changes in the retail landscape or the loss of key retail customers;
•
product safety and quality concerns, including those relating to our plant-based sweetening system, which could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings;
•
change in consumer preferences, perception and spending habits, particularly due to impacts of inflation, in the commercial beverage industry and on zero sugar, naturally sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our products, including new offerings;
•
inability to compete in our intensely competitive industry;
•
fluctuation in our net sales and earnings as a result of price concessions, promotional activities and chargebacks;
•
failure to introduce new products or successfully improve existing products;
•
inaccurate or misleading marketing claims, whether or not substantiated;
•
loss of any registered trademark or other intellectual property or actual or alleged claims of infringement of intellectual property rights;
•
our history of losses and potential inability to achieve or maintain profitability;
•
failure to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture;
•
the impact of adverse global macroeconomic conditions, including relatively high interest rates, recession fears and inflationary pressures, and geopolitical events or conflicts;
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
•
substantial disruption within our supply chain or distribution channels, including disruption at our contract manufacturers, warehouse and distribution facilities, failure by our transportation providers to facilitate on-time deliveries, or our own failure to accurately forecast;
•
extensive governmental regulation and enforcement if we are not in compliance with applicable requirements;
•
changes in laws and regulations relating to beverage containers and packaging as well as marketing and labeling;
•
dependence on distributions from Zevia LLC to pay any taxes and other expenses;
•
impact from our status, duty and liability exposure as a public benefit corporation;
•
inadequacy, failure, interruption or security breaches of our information technology systems and failure to comply with data privacy and information security laws and regulations.
•
the impact of any future pandemics, epidemics, or other disease outbreaks on our business, results of operations and financial condition;

Risks Relating to Our Business, Our Industry and Macroeconomic Conditions

If we fail to further develop, maintain and promote our brand, our business could suffer.

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

The commercial beverage industry is subject to rapid and frequent changes in consumer demands. Therefore, we may not be able to promote our products effectively through our marketing and advertising campaigns and enhance our brand recognition amongst consumers. If our products fail to gain market acceptance, cannot keep pace with nutritional, scientific, or regulatory developments or changing consumer preferences, are restricted by regulatory requirements or have quality issues, we may not be able to fully recover costs and expenses incurred in our operations, and our business, financial condition or results of operations could be materially and adversely affected.

Changes in the retail landscape or the loss of key retail customers that cannot be replaced in a timely manner could adversely affect our results of operations and financial performance.

The consumer-packaged goods industry is being affected by the trend toward consolidation in, and blurring of, the lines between retail channels. Larger retailers have sought lower prices from us, demanded increased marketing or promotional expenditures, and have and may continue to use their distribution networks to introduce and develop private label brands, any of which could negatively affect our profitability. The consolidation of retail customers may reduce the number of branded products they offer in order to accommodate private label products and increase the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.

We sell a substantial portion of our products to specific customers. In 2023, our largest customer represented 13% of our net sales and our second largest customer represented 10% of our net sales, and our largest ten customers represented 73% of our net sales. No other customers represented more than 10% of our net sales in 2023. In 2023, the e-commerce channel represented approximately 11% of our net sales. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability. We expect that most of our sales will be made through a small number of customers for the foreseeable future. For these customers, we do not have short-term or long-term commitments in our contracts that ensure future sales of our products. If we lose one or more of our significant customers and cannot replace the customer in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected. Similarly, if we do not maintain our relationship with existing customers or develop relationships with new customers, the growth of our business may be adversely affected and our business may be harmed. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, a reduction in the number of brands they carry, a reduction or shift of shelf space, the introduction of competing products or the perceived quality of our products. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform. Despite operating in different channels, our retailers sometimes develop their own beverages that compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. For example, we have had retailers develop brands that compete with our brand and as a result, saw a shift in our shelf space in store to private label and competitive products. In addition, our success depends in part on our ability to maintain good relationships with key retail customers.

Product safety and quality concerns, including relating to our plant-based sweetening system, could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, or our brand dilution, which could increase our operating costs and reduce demand for our product offerings.

The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including relating to our plant-based sweetening system. The sale of products for human use and consumption involves the risk of injury or illness to consumers. We are subject to and are required to maintain compliance with various quality, environmental, health and safety supply chain standards. A failure or perceived failure to meet our quality or safety standards and comply with applicable regulations, including product adulteration, contamination, or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our contract manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, negative publicity, the destruction of product inventory, the discontinuation of sales or our relationships with customers, contract manufacturers, distributors, or suppliers, the dilution of our brand, lost sales due to the unavailability of product for a period of time and higher-than-anticipated rates of returns of goods. The occurrence of health-related illnesses, public health concerns, or other incidents related to the consumption of our products, including allergies, excessive consumption or death to a consumer, could also adversely affect consumer perceptions and affinity for our brand, harm our reputation, and affect the price and availability of affected ingredients, resulting in higher costs and disruptions in supply, which could cause a material reduction in our sales.

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

Negative publicity surrounding the health effects of our plant-based sweetening system or other ingredients in our products could have an adverse effect on our business including reports that stevia extract or plant-based sweeteners (or another ingredient) cause adverse effects on consumer health, whether founded or unfounded. Future similar founded or unfounded claims could cause customers or consumers to reduce the number of our products that they purchase or stop buying our products altogether. Additionally, negative information on social media or networking websites about our products or any ingredients included in our products, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brand or the Company. Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brand, cause consumers to choose other products, and negatively affect our business and financial performance.

We could be adversely affected by a change in consumer preferences, perception and spending habits in the commercial beverage industry and on naturally sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our new products including any new offerings, could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in plant-based, clean label, ethically produced and great-tasting beverages, particularly those sweetened with stevia extract or other plant-based sweeteners as an alternative to sugar or artificial sweeteners. Our products are solely sweetened by highly purified stevia extract and do not contain Erythritol. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the commercial beverage industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients (particularly stevia or other plant-based sweeteners) or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness or inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of inflation and global public health concerns such as epidemics and pandemics.

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

If we are unable to compete in our intensely competitive industry, our business may not grow or succeed.

We operate in the highly competitive commercial beverage industry that continues to evolve in response to changing consumer preferences. Some of our competitors, such as The Coca-Cola Company, Keurig Dr. Pepper, PepsiCo, Inc., National Beverage Corp., Monster Energy, and Red Bull, are multinational corporations with significantly greater financial resources than us. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. We also compete with a range of emerging brands, including a number of smaller brands and a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. If we are unable to effectively compete in the commercial beverage industry, we may not be able to maintain or improve the market position of our brand.

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

Part of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our innovation team is regularly working to enhance the taste of our beverages and quality of our ingredients, including expanding to additional flavors and categories. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed. Further, efforts to market and sell our innovation products as incremental placements to existing products on-shelf could potentially lead to the discontinuation of existing products to make room for the innovative products, which may generate less sales than existing, familiar products. On the other hand, failure to attempt to market and sell our innovative products could limit the potential incremental revenue those products might provide.

Inaccurate or misleading marketing claims may harm our brand and business.

Although we take measures to ensure that public information about our company and brand is accurate, compliant with regulations and substantiated by factual analysis and research, we may be subject to claims that such information is false or misleading. Even if such claims are disproven, any negative publicity surrounding an assertion that our marketing materials are inaccurate could cause consumers to lose confidence in the safety and quality of our products. In addition, a judgment against us could lead to further litigation and have a material adverse effect on our business, financial condition, results of operations or liquidity. Our use of social media influencers for product promotion and marketing may expose us to risk that such content could contain problematic, inaccurate, or misleading product or marketing claims. These influencers could also engage in behavior that reflects poorly on our brand. Any claims or behavior by such influencers may be attributed to us and expose us to fines, monetary liabilities, or could harm our brand reputation all of which could have an adverse impact on our business and operations.

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

We rely on confidentiality agreements and trademark law to protect our intellectual property rights. Our confidentiality agreements with our employees and certain of our consultants, contract employees, suppliers and independent contractors, including some of our contract manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. Further, some of our formulations have been developed by or with our suppliers and contract manufacturers. As a result, we may not be able to prevent others from independently developing and using similar formulations.

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Failure to protect our rights could also prevent us from entering into new markets or territories in the future.

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

We have experienced net losses in each year since our inception. We incurred net losses of $28.3 million in 2023 and of $47.6 million in 2022. We anticipate that our operating expenses, excluding equity-based compensation, will increase over time as we continue to invest in growing our business, increasing our customer base, supplier network and contract manufacturers, and expanding our marketing channels. Our expansion efforts may prove more expensive than we anticipate, and there is no guarantee that these efforts will translate into sufficient sales to cover our expenses and result in profits. We incur significant expenses in developing our innovative products and obtaining, storing, and marketing our products. In addition, many of our expenses are fixed. Accordingly, we may not be able to achieve profitability, and we may continue to incur significant losses in the future.

If we fail to attract, hire, train and retain qualified personnel, manage our future growth effectively or maintain our company culture, our business could be materially adversely affected.

Our growth and success depends in part upon our ability to attract, hire, train and retain a sufficient number of highly qualified and skilled employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners, retailers and consumers. Any of our employees may terminate his or her employment with us at any time. If we are unable to attract, hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. The failure to meet our staffing needs or any material increase in unplanned turnover rates of our employees may adversely affect our business, results of operations and financial condition.

We believe our culture and our brand have been key contributors to our success to date and promote a sense of greater purpose and fulfillment in our employees. The continued work on our culture is necessary for our continued success as we build our employer brand. If we fail to maintain our company culture or focus on our employer brand while developing our current employees and integrating new employees, our business and competitive position could be materially harmed.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions, including the impacts of inflation, may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. This past year, inflationary pressures raised overall supply chain costs and manufacturing and labor costs, which impacted our margins. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Climate change may negatively affect our business and operations.

We believe greenhouse gases in the atmosphere have and will continue to have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. As climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as stevia extract. As a result of climate change, we are and may continue to be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our contract manufacturers’ operations, as well as the agricultural businesses of our suppliers, which rely on the availability and quality of water. As demand for water continues to increase, water becomes scarcer, and the quality of available water deteriorates, we may incur increased manufacturing costs or face capacity constraints that could adversely affect our profitability or net sales.

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

Similarly, an earthquake, fire, tsunami, tornado or other natural disaster could seriously disrupt our entire business. Our corporate offices and research and development functions are located in Los Angeles, California. The impact of an earthquake, fire or tsunami, or both, or other natural disasters in the Los Angeles area on our facilities and overall operations is difficult to predict, but such a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of such a natural disaster. As a result, natural disasters, such as an earthquake, fire or tsunami in the Los Angeles area or in areas where our contract manufacturers are located, could lead to substantial losses.

We may face difficulties as we expand our operations into countries in which we have no prior operating experience.

We intend to expand our global footprint in order to enter into new markets, including expanding into countries other than those in which we currently operate. It may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets as we have little experience with consumer preferences outside the United States and Canada. We will also face increased competition with larger competitors who have stronger established brands in such markets. The political, legal and social systems of certain territories pose difficult challenges related to establishing and maintaining control and ownership of our brand and intellectual property, as well as mitigating the risk of diverted sales to other territories and/or sales diverted into the U.S. It is also costly to establish, develop and maintain international operations and develop and promote our brands in international markets and we may face adverse tax consequences, tariffs, and barriers to trade. Our expansion may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. By expanding into other territories, we may be subject to additional product labeling and quality requirements, which could require us to market our products differently or change the formula of certain products to meet local standards in order to commercialize. As we expand our business into new countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products and our costs and could have an adverse effect on our business and brand.

Risks Relating to Our Relationships with Third Parties

Because we rely on a limited number of third-party suppliers to supply our contract manufacturers, raw materials may not be able to be obtained on a timely basis or in sufficient quantities for such contract manufacturers to produce our products and we may not be able to then meet demand for our products.

We rely on a limited number of suppliers to supply our contract manufacturers with raw materials to make our products. Our financial performance depends in part on our contract manufacturer’s ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply or pricing of raw materials to our contract manufacturers. Any of our suppliers could discontinue or seek to alter their relationship with our contract manufacturers.

A majority of the stevia extract used in our products is currently sourced from one supplier, which we have selected because they meet our specific requirements for a particular blend of leaf compounds. General trade tensions between the U.S. and China, which began escalating in 2018, could have a negative impact on our business. Any disruption in the stevia extract supply, price, quality, availability or timely delivery could adversely affect our business, performance, and results of operations. Additionally, our contract manufacturers’ sourcing of the majority of the stevia extract used in our products from one supplier increases the risk of significant supply disruptions from local and regional events. For more information regarding contract terms, see the section of this Annual Report captioned “Business—Our Supply Chain.”

Our business’ success depends on third party logistics. We currently work with contract manufacturers to store, ship, and otherwise support our distribution of products to our customers and retail partners. Our ability to meet customer and retail partner expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of these contract manufacturers’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties. Problems with our contract manufacturers’ business, finances, labor relations, ability to obtain raw materials, costs, production, insurance and reputation, as well as natural disasters, fires, or other catastrophic occurrences could adversely affect the success of our business.

We seek alternative sources of stevia extract and other plant-based ingredients to use in our products, but we may not be successful in diversifying the raw materials we use in our products. If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or that a new supplier would allocate sufficient capacity to our contract manufacturers in order to produce sufficient products to meet our requirements, fill our orders in a timely manner, meet our strict quality standards, and ensure that we can supply enough products to meet consumer demand. Additionally, alternative sourcing could increase our contract manufacturers' product costs to Zevia, which could decrease our profit margins. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Increase in the cost, disruption of supply or shortage of stevia sweetener or other ingredients or raw materials, packaging materials, aluminum cans or other containers could harm our business.

We use various ingredients in our beverage products, including stevia sweetener and flavor ingredients relating to consumable products, aluminum cans and other packaging materials. The prices for ingredients, other raw materials, packaging materials and aluminum cans fluctuate depending on market conditions. We have previously experienced challenges in sourcing aluminum for our cans, and could in the future experience similar disruptions in supply of our finished beverage products.

Substantial increases in the prices of stevia sweetener, our other ingredients, other raw materials, and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase operating costs for us and companies we do business with and reduce our profitability. Increases in the prices of our finished beverage products resulting from a higher cost of ingredients, other raw materials, and packaging materials could affect affordability in some markets and reduce sales.

Disruption within our supply chain or distribution channels, including with respect to packaging, transportation, labor and other inputs, could have an adverse effect on our business, financial condition and results of operations.

We rely on third-party warehousing and fulfillment service providers to receive, store, repack, fulfill, and load our products for shipment in the U.S. and Canada. These third-party warehousing and fulfillment service providers distribute our products to our distributors and retail-direct customers through transportation partners. Our business depends in large part on the orderly operation of this distribution process, which in turn depends on timely availability of finished good products from our contract manufacturers, successful on-time transfer and real-time tracking information of our products for outbound and inbound shipping, and effective operations at the warehouses and distribution locations. Any increase in transportation costs (including increases in fuel costs), shipping costs or warehouse costs, port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, decreased warehouse availability and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics and our ability to provide quality and timely service to our distributors and retail-direct customers.

We also may not adequately anticipate changing demands on our distribution system, including the effect of any expansion or reduction we may need to implement, the number or the location of our warehouses/fulfillment locations to meet increased complexity or changes in demand. Any of these factors could cause interruptions and delays in delivery of products or result in increased costs. For example, during the second, third, and fourth quarters of 2023, in connection with certain initiatives to streamline our supply chain, we faced short-term supply chain logistics challenges which hindered fulfillment and impacted net sales results for the quarter. In the fourth quarter of 2023, we implemented measures to address these challenges and restored service levels.

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

Substantial disruption at our independent contract manufacturing and distribution facilities could occur.

We do not directly manufacture our products, but instead use established contract manufacturing companies to produce our products. Some of these contract manufacturers are also our direct competitors, or manufacture and distribute products for our competitors. As independent companies, these contract manufacturers and distributors make their own business decisions. They have the right to determine whether, and to what extent, they produce our products, and our competitors’ products, and to what extent they produce and distribute their own products. They may devote more resources to other products, prioritize their own products, or take other actions detrimental to our products or brand. These contract manufacturers and distributors may not be able to fulfill our future demand, could charge rates that make using their services inefficient or cost prohibitive to us or may simply not be able or willing to provide their services to us on a timely basis or at all. In the event of any disruption or delay, whether caused by a rift in our relationship or the inability of our contract manufacturers to manufacture our products as required, we would need to secure the services of alternative companies. We may be unable to onboard alternative contract manufacturers at commercially reasonable rates and/or within a reasonably short time period and any such transition could be costly. If any of these events were to occur, our business, financial condition and results of operations would be adversely affected.

We may enter into ‘take or pay’ arrangements to improve assurance of supply for both co-pack volume and aluminum cans. In most cases, these contract manufacturers and distributors are able to terminate their manufacturing and distribution arrangements with us without cause. We may need to increase support for our brands in their territories to protect our route to market and may not be able to pass price increases through to them. Their financial condition could also be adversely affected by conditions beyond their control, and their business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of these contract manufacturers and distributors.

In addition, a disruption at our contract manufacturing and distribution facilities., including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, epidemics and pandemics, strikes, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism, could have a material adverse effect on our business. Moreover, if demand increases more than we forecast, we will need to acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant amount of time to start production, each of which could negatively affect our business and financial performance.

Failure by independent third party transportation providers to facilitate delivery of our products on time, or at all, could result in lost sales.

We currently rely upon a third-party transportation broker to procure providers to ship our products. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our distribution costs and/or cause sales opportunities to be delayed or lost, including losing shelf space in stores. Our utilization of broker services for the shipment of our products is subject to risks that are beyond our control, including availability of trucking capacity and increases in fuel prices, which would increase our shipping costs, and employee strikes or work stoppages and inclement weather, which may impact the ability of our transportation broker to procure delivery services that adequately meet our shipping needs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and may cause us to lose customers.

Failure by independent contract manufacturers and suppliers to comply with ethical business practices could harm our brand reputation and business.

Although we have implemented policies and procedures to promote compliance with applicable laws and regulations, including requiring our contract manufacturers and suppliers to agree to our Supplier Code of Conduct, we cannot guarantee their compliance with ethical business practices and applicable laws and regulations. If our contract manufacturers and suppliers do not comply with applicable laws, regulations, employment practices, human rights standards, quality standards, environmental standards, and other applicable standards and practices, our brand reputation could be harmed and we could be exposed to investigations, product recalls, product liability claims, regulatory enforcement, litigation, monetary liability, and additional costs that could negatively impact our results of operations. If our contract manufacturers and suppliers do not comply with our set standards and specifications, we may also be forced to seek alternative partners which could disrupt our operations and adversely affect our business.

Our results of operations could be harmed if we are unable to accurately forecast demand for our products, revenue and costs, including maintaining adequate inventory levels.

Revenue and results of operations are difficult to accurately forecast as they are subject to a number of uncertainties, including the volume, timing, and type of orders we receive across our various channels, as well as our ability to plan for and model future growth. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products. We depend on our forecasts of demand for various products to make purchase decisions and to manage our inventory. We need to maintain adequate levels of certain products in order to be able to deliver our beverages on time. If the inventory of our products held by our distributors and/or retailers is too high, they would not place orders for additional products, and if the inventory of our products held by our distributors and/or retailers is too low, we could lose shelf space, either of which could unfavorably impact our future sales and adversely affect our operating results. We cannot be sure the same growth rates and trends are meaningful predictors of future growth. If our assumptions prove to be wrong, for reasons such as a change in demand for our products, increasing competition, our inability to streamline and optimize manufacturing capacity for specific products, our inability to effectively and timely resolve any supply chain logistics challenges, rapid changes in product cycles and pricing, or a decrease in the growth of our overall market, our operating and financial results could differ materially from our expectations, and our business could suffer.

Risks Relating to Governmental Regulation

We and our contract manufacturers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if we are not in compliance with applicable requirements.

We and our contract manufacturers and suppliers are subject to a broad range of federal, state, provincial and local laws and regulations that govern, among other issues, the testing, design, development, formulation, manufacturing, storage, product safety, labeling, distribution, marketing, sales, advertising and post-market reporting of foods. These include laws administered by the FDA, the FTC, the USDA, Health Canada (including the Food and Drugs Act in Canada), and other federal, state, provincial and local regulatory authorities. Because we market products that are regulated as food, we and the companies that pack our products are subject to the requirements of the FDCA and regulations promulgated thereunder by the FDA. The statute and regulations govern, among other things, the production, composition, ingredients, packaging, labeling, storage, transportation, and safety of beverages. The FDA requires that facilities that produce food products comply with a range of requirements, including hazard analysis and preventative controls regulations, cGMPs requirements, and supplier verification requirements. Production facilities are subject to periodic inspection by federal, state, provincial and local authorities. If we cannot successfully contract with manufacturers for our products and if they cannot conform to our specifications and the strict regulatory requirements of the FDA and applicable state, provincial and local laws, they may be subject to adverse inspection findings or enforcement actions, which could materially impact our ability to market our products, could result in their inability to continue to manufacture our products, or could result in a recall of our products that have already been distributed.

Our products are subject to the FDA’s comprehensive regulatory authority under the FDCA, as well as by other regulatory authorities which regulate the manufacturing, preparation, quality control, import, export, packaging, labeling, storing, transportation, marketing, advertising, promotion, distribution, safety, and/or adverse event reporting of foods. Among other things, manufacturers of conventional foods must meet applicable cGMPs and certain requirements that govern the constituents, packaging, labeling and holding of foods. Failure by us, our contract manufacturers, or suppliers to comply with these regulations could result in, by way of example, significant fines, criminal and civil liability, product seizures, recalls, withdrawals, or other enforcement action. Any of these actions would have a materially adverse effect on our business, financial condition, results of operations and prospects.

Our products and their manufacturing, labeling, marketing and sale are also subject to various aspects of the Federal Trade Commission Act, the Robinson-Patman Act, the Food Safety Modernization Act, the Lanham Act, Canada’s Food and Drugs Act and Regulations, state consumer protection laws and state warning and labeling laws, such as Proposition 65 in California. Various states, provinces and other authorities require deposits, eco-taxes or fees on certain products or packaging. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In addition, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of what they contain or allegations that they cause adverse health effects.

Additionally, we rely on independent third-party certification, including certifications of certain products or ingredients as “organic” and “Non-GMO” to differentiate the quality of our products from those of our competitors. We must comply with the requirements of the independent third-party organizations or certification authorities in order to maintain these labels. The loss of any certifications could impact consumer’s perception of our brand and products, including the health and wellness attributes, safety, and quality of our products, and could harm our brand reputation and adversely affect our business and results of operations. Failure by us, our contract manufacturers, or our suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, injunctions, product recalls or seizures, withdrawals, warning letters, restrictions on the production or marketing of our products, or refusals to permit the import or export of products, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions would result in a material effect on our operating results and business and financial condition, including increased operating costs. For more information regarding government regulations, see the section of this Annual Report captioned “Business—Government Regulation.”

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

The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling, warning, quality, health, or packaging requirements for our products may lead to an increase in costs and interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations and changes in enforcement priorities of regulators could inhibit sales of our products or result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, enforcement actions, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions. A change in laws and regulations could also increase our manufacturing costs, if for example our products become subject to new sales taxes. Any of these things may adversely affect our business, results of operations and financial condition.

Regulatory enforcement actions and litigation concerning marketing and labeling of our products could adversely affect our business and reputation.

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product, seek removal of a product from the marketplace, and/or impose fines and penalties. Products that we sell carry claims as to their ingredients or health and wellness related attributes, including the term “natural” or other express or implied statements relating to the ingredients or health and wellness related attributes of our products. Although the FDA and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, official U.S. government regulation defining the term “natural” for use in the food industry, which is true for many other label statements in the better-for-you and functionally-focused food industry. The lack of regulatory definition for “natural” and other label statements has contributed to legal challenges against many consumer products companies, and plaintiffs have commenced legal actions against several food companies that market “natural” products and/or product ingredients, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” that contain synthetic ingredients, chemicals, processing and/or components. As a result of such legal or regulatory challenges, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded.

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

We are subject to regulations internationally where we distribute and/or will sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. Currently, our only market outside the United States is Canada. If regulators determine that the labeling and/or composition of any of our products is not in compliance with laws or regulations in Canada or any other jurisdictions we may enter in the future, or if we or our contract manufacturers otherwise fail to comply with applicable laws and regulations in Canada or any other jurisdictions we may enter in the future, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

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

The Company is a holding company and, its only business is to act as the managing member of Zevia LLC, and its only material assets are Class A units representing approximately 75.8% of the membership interests of Zevia LLC. The Company does not have any independent means of generating revenue. We anticipate that Zevia LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Zevia LLC. Accordingly, the Company will be required to pay income taxes on its allocable share of any net taxable income of Zevia LLC. We intend to cause Zevia LLC to make distributions to each of its members, including the Company, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow the Company to make payments under the Tax Receivable Agreement ("TRA"). If the amount of tax distributions to be made exceeds the amount of funds available for distribution, the Company shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that the Company needs funds, and Zevia LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect the Company’s ability to pay taxes and other expenses, including payments under the TRA, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to any dividends, if declared.

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

The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate a TRA (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case the Company will be required to make the termination payment specified in that TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets and the net operating losses (and similar items), we expect that future payments to the continuing members of Zevia LLC (not including the Company) in respect of the IPO will be approximately $56.2 million in the aggregate, although the actual future payments to the continuing members of Zevia LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Zevia LLC in order to make any required payments under the TRA. To the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise, such payments may be deferred for up to six months and would accrue interest until paid.

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
•
significant volatility in the market price and trading volume of food and beverage companies in general and of companies in the commercial beverage industry in particular;
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

Our amended and restated certificate of incorporation and amended and restated bylaws currently in effect contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following:

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
•
certain provisions of our amended and restated certificate of incorporation may only be amended with the approval of at least 66 2/3% of the voting power of all shares of our common stock then outstanding;
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

Also, as a public benefit corporation under the DGCL, our board of directors is required to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our amended and restated certificate of incorporation. Additionally, pursuant to our amended and restated certificate of incorporation, a vote of at least 66 2/3% of our outstanding shares of voting stock is required for matters directly or indirectly amending or removing our public benefit purpose. We believe that our public benefit corporation status will make it more difficult for another party to obtain control of us without maintaining our public benefit corporation status and purpose. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

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

Most members of our management team have had limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we are subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our public company obligations. These obligations and added scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

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

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) would require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with the SEC rules that implement Section 404(b) until such time as we are no longer an EGC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. In order to comply with these rules, we expect to incur additional expenses and devote increased management effort. To maintain and improve the effectiveness of our disclosure controls and procedures, we have committed, and will need to continue to commit, significant resources, hire additional staff and provide additional management oversight.

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

The trading market for our Class A common stock partially depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We rely on information technology systems and any inadequacy, failure, interruption, outage, or integration issue of those systems may harm our ability to effectively operate our business.

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. No operational applications are physically hosted on our premises, although we do manage internal file servers. Most of our applications are operated in the cloud, either as Software as a Service (SaaS) platforms or hosted services. Key third-party, cloud-based systems include NetSuite, an enterprise resource planning system used for executing purchase orders and other key operational and accounting transactions; Microsoft Office 365 for document storing, sharing and collaboration; as well as other platforms, including Paylocity, to manage activities including, but not limited to, payroll and personnel data. Supply plans are driven by our demand plan, both of which are updated monthly and as needed, using Smoothie, also a SaaS application. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, and/or viruses. Any such damage or interruption could have a material adverse effect on our business.

If we or any of our customers, suppliers, or vendors incur a security breach, data protection breach, or cyberattack, this could disrupt our internal operations and negatively impact our revenue and cash flows, result in increased expenses, damage our reputation, and adversely affect our stock price.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking, email, and other online activities to connect with our employees, suppliers, contract manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we will also be expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. Such risks may involve ransomware or other malicious software programs that exploit information security vulnerabilities. Additionally, we have been subject to security breaches and cyber incidents in the past and our preventative measures and incident response efforts may not be entirely effective at preventing future breaches. While we maintain cybersecurity insurance policies, our cybersecurity insurance carrier may challenge the coverage and leave us with payment out of pocket for all costs associated with any such breach. In addition, the increase in certain of our employees working remotely has resulted in increased demand on our information technology infrastructure, which can be subject to failure, disruption or unavailability, and increased vulnerability to cyberattacks and other cyber incidents. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. We could also be required to spend significant financial and other resources to remedy the damage caused by one of these events or to repair or replace networks and information systems.

Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and obligations could harm our business.

We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among US states, countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and obligations to our consumers, customers and other third parties related to privacy, data protection and information security. We strive to comply with applicable privacy laws; however, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, varied, and it is possible that these or other actual obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.

California also recently enacted legislation affording consumers expanded privacy protections: the California Consumer Privacy Act of 2018, or CCPA, went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued CCPA regulations that add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations may require us to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents (including employees, with the enactment of the California Privacy Rights Act of 2020 (“CPRA”)) expanded rights to transparency, access, correction, portability, and deletion of their personal information, opt out of certain personal information selling and sharing and detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. The enactment of the CCPA and CPRA is prompting similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws, and is inspiring federal legislation. For example, we are also subject to the privacy laws discussed under the section of this Annual Report captioned “Business—Government Regulation” and various other state laws where we sell our products.

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

Any future pandemics, epidemics, or other disease outbreaks could have a material adverse impact on our business, results of operations and financial condition.

Any future pandemics or epidemics may have an adverse impact on the global society, economies, financial markets and consumer and business spending. In addition to the impact on our distributors, contract manufacturers and their suppliers, any future pandemics, epidemics, or other disease outbreaks and related public health measures could impact consumer preferences and demand for our products, government regulations and restrictions, transportation and route to market, and availability of raw materials and thus may have a material impact on our business, results of operations and financial condition and such impact remains uncertain and unpredictable.

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

Covenants in our credit facility could adversely impact our operations

Our asset-based credit facility contains a liquidity covenant that required us to maintain liquidity of $7.0 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the credit facility is less than the greater of $3.0 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. The agreement governing our credit facility also contains, among other things, customary representations, warranties and default provisions and customary restrictions on making investments, incurring indebtedness, prepaying junior debt, granting liens and making stockholder distributions. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest owed under our credit facility.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for assessing, identifying, and managing material risks from cybersecurity threats. This process is supported by both management and our Board of Directors.

To prevent, detect, mitigate, and remediate information security threats, including a cybersecurity incident and/or threat, we maintain a cyber risk management process managed by our Senior Vice President, Operations (“SVP, Operations”) who reports to our CEO. The SVP, Operations works with the Vice President, Deputy General Counsel (“Legal”) on cybersecurity strategy, policy, training, standards, architecture, and processes. We have invested, and expect to continue to invest, in resources for the protection and safeguarding of our information technology systems, including, but not limited to, networks, applications, and outsourced technology services in connection with the operation of our business. These resources are designed to detect and respond to cyber incidents that may result in unauthorized access to, ransomware, damages, or destruction of, our information and systems.

Risk Management and Strategy

Cybersecurity risk is a direct responsibility of management and the Company’s information technology (“IT”) team. Working cross-functionally with Legal, our SVP, Operations oversees the IT team that regularly monitors and assesses cybersecurity risks, implements measures designed to mitigate such risks and their associated effects on the Company and personal data collected, stored, and processed in our systems, and manages our information security training and cybersecurity awareness program. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.

Our approach to cybersecurity risk management includes the following:

•
Multi-Layered Defense and Monitoring – We work to protect our computing environments from cybersecurity threats through multi-layered defenses and monitoring efforts to identify cybersecurity threats, and to help prevent future attacks. We utilize data analytics systems to detect anomalies and identify cyber threats. From time to time, we engage third-party consultants or other advisors to assist in assessing, identifying, and/or managing cybersecurity threats. We also periodically use our internal audit partner to conduct additional reviews and assessments.
•
Insider Threats – We maintain organizational controls such as limited access, and access removal for terminated employees, designed to minimize insider threats, and address potential risks from within our Company. Our measures and controls are informed by industry practices, and designed to be consistent with applicable law, including privacy and other considerations.
•
Third Party Risk Assessments – We conduct privacy and information security risk assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties.
•
Training and Awareness – We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees with network access are required to participate annually in training, including phishing simulations and other awareness training. We also periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.
•
Supplier Engagement – Our standard terms and conditions contain contractual provisions requiring that our third-party suppliers disclose to us the technical and organizational measures they maintain, the standards and certifications by which they are evaluated for information and cyber security, and their cybersecurity insurance protection level. We seek to mitigate risk by evaluating the foregoing against any potential cyber-related risks depending on the nature of the services being provided.

Governance

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The Nominating and Enterprise Risk Management (“NERM”) Committee of the Board of Directors specifically assists the Board in its oversight of risks related to cybersecurity. In accordance with its charter, the NERM Committee receives regular reports at each of its quarterly meetings from management, including the SVP, Operations. Such reporting includes updates on the Company’s cybersecurity program, information security matters, the evolving cybersecurity threat environment, applicable privacy law compliance, and the Company’s mitigation plans and evolving mitigation strategy. The Chair of the NERM Committee regularly reports to the Board of Directors on cybersecurity risks and other related matters. In addition, both the NERM Committee and the Audit Committee, in a joint meeting, receive an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually. Management reports to the NERM Committee and/or the Board of Directors in between meetings as appropriate regarding any significant cyber events.

To date we have not identified any cybersecurity threat or incident that has materially affected the Company or our financial position, results of operations and/or cash flows, but we face certain ongoing cybersecurity risk threats that, if realized, are reasonably likely to materially affect us. We continue to invest in the cybersecurity and resiliency of our networks and enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Part I, Item 1A. “Risk Factors” included in this Annual Report.

Item 2. Properties

Our corporate headquarters offices are located in Encino, California and consists of approximately 20,185 square feet of leased space pursuant to a lease that expires on December 31, 2026.

We utilize third-party distribution networks.

We believe that our current facilities are suitable and adequate to meet our current needs. We continue to evaluate opportunities to support our future plans for growth and cost reduction. We believe that additional or alternative space to support future use and expansion will be available on reasonable commercial terms.

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

Holders of Record

As of February 29, 2024, there were 18 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 29, 2024, there were 42 holders of record of our Class B common stock.

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

Recent Sales of Unregistered Securities

None

Item 6. [Reserved]

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other sections of this Annual Report. The financial data discussed below reflects the historical results of operations and financial position of the Company. References in this Annual Report to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a growth beverage company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, and Kids drinks. Our products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels and in grocery and natural product stores and specialty outlets. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over 1.9 billion cans of Zevia sold to date.

Key Events During 2023

During 2023, we implemented certain initiatives designed to transform our operations in order to help support our continued growth, enhance our customer service, and drive efficiencies. During the second, third, and fourth quarters, in connection with those initiatives, we faced short-term supply chain logistics challenges which hindered fulfillment and adversely impacted net sales results and selling and marketing expenses in these quarters, specifically freight and warehousing costs as a result of increased inventory production levels, leading to higher storage and production costs. We implemented measures that addressed these challenges and restored service levels to previous levels, including changes in the supply chain organization and leadership, pausing certain actions of our supply chain transition, and further automation of inventory reporting and processing for greater visibility.

We also introduced a brand refresh during the year, bringing a new logo and brand identity, in order to improve on-shelf visibility and continue to support our growth. This initiative included the optimization of the brand portfolio and the discontinuation of selected SKUs as we continue to drive focus on our highest potential products.

During the fourth quarter of 2023, we made a strategic change in how our products are manufactured. Beginning in the first quarter of 2024, our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. We believe this change should allow us to leverage the purchasing power of our contract manufacturers and further diversify, as well as enable us with the flexibility to scale the business. We also onboarded a new global transportation management company in the first quarter of 2024 to support the optimization of the procurement of freight and associated freight management activities to improve our cost management. We believe both of these changes will better optimize our supply chain in order to help support future growth and drive increasing returns as we scale the business.

Factors Affecting Our Performance

Macroeconomic Environment

In addition to the supply chain challenges discussed above, a number of external factors, including the global economy, global health emergencies, inflationary pressures, relatively high interest rates, volatility in the financial markets, recession fears, financial institution instability, any potential shutdown of the U.S. government, global hostilities, including the military conflicts in Ukraine and Israel and the surrounding areas, and political tensions between the U.S. and China have impacted and may continue to impact transportation, labor, and commodity costs. During the year ended December 31, 2023, we continued to experience slightly higher operating costs, including logistics, manufacturing and labor costs, which we expect to continue into 2024. These pressures have and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the years ended December 31, 2023 and 2022, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from the sales of our products, including Soda, Energy Drinks, Organic Tea, and Kids drinks, to our customers, which include grocery distributors, national retailers, natural products retailers, warehouse club retailers and retailers with e-commerce channels, in the U.S. and Canada.

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
•
continuing to grow our strong relationships across our retailer network and retain and expand distribution amongst new and existing channels, both in-store and online; and
•
continuous innovation efforts, enhancement of existing products, and introduction of additional flavors within existing categories, as well as entering into new categories.

We expect both new distribution and increased organic sales from existing outlets and pricing strategies to contribute to our future growth; however, sales levels in any given period may continue to be impacted by seasonality, increased level of competition, customers efforts to manage inventory, and our ability to fulfill customer demands.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long- term sales commitments with our customers.

Cost of Goods Sold

Cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, raw materials, packaging, in-bound freight and logistics and third-party production fees. Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Our results of operations depend on our contract manufacturers ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long-term contracts with certain suppliers of stevia and certain third-party contract manufacturers governing quality control, regulatory compliance, pricing and other terms, but these contracts generally do not guarantee any minimum purchase commitments to our third-party contract manufacturers. Beginning the first quarter of 2024, our third-party contract manufacturers procure packaging and ingredient materials to manufacture our products according to our submitted rolling forecasts, with the initial three months of each forecast generally constituting our purchase commitment.

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

Our selling and marketing expenses are expected to increase in absolute dollars in the long-term, both as a result of the increased warehousing and distribution costs resulting from increased net sales and as a result of increased focus on marketing programs/spend, which we expect to be partially offset by our continued focus on cost improvements in our supply chain. Our selling expenses are expected to decrease in the short-term compared to the prior year as a result of the historical supply chain logistics challenges encountered during 2023 – refer to the Key Events During 2023 section above for additional information.

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

Equity-Based Compensation Expense

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and, if any, for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia LLC Class B unit or the Zevia PBC Class A common stock, as applicable, on the date of grant. Our equity-based compensation expense is expected to remain relatively consistent in absolute dollars but decline as a percentage of net sales over time.

Depreciation and Amortization

Depreciation is primarily related to computer equipment, quality control and marketing equipment, and leasehold improvements. Intangible assets subject to amortization consist of customer relationships and software applications. Non-amortizable intangible assets consist of trademarks, which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacturing, marketing, and distribution of its beverages. We also own several other trademarks in both the U.S. and in foreign countries. Depreciation and amortization expense is expected to increase in-line with ongoing capital expenditures as our business grows.

Other income, net

Other income, net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations and comprehensive loss for the periods presented:

	Year Ended December 31,
	2023	2022
(in thousands, except per share amounts)
Net sales	$166,424	$163,181
Cost of goods sold	91,666	93,160
Gross profit	74,758	70,021
Operating expenses:
Selling and marketing	62,312	52,869
General and administrative	31,495	36,793
Equity-based compensation	8,279	26,880
Depreciation and amortization	1,615	1,347
Total operating expenses	103,701	117,889
Loss from operations	(28,943)	(47,868)
Other income, net	673	286
Loss before income taxes	(28,270)	(47,582)
Provision for income taxes	52	65
Net loss and comprehensive loss	(28,322)	(47,647)
Loss attributable to noncontrolling interest	6,828	13,790
Net loss attributable to Zevia PBC	$(21,494)	$(33,857)

Net loss per share attributable to common stockholders
Basic	$(0.41)	$(0.81)
Diluted	$(0.41)	$(0.81)

The following table presents selected items in our consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Year Ended December 31,
	2023	2022
Net sales	100%	100%
Cost of goods sold	55%	57%
Gross profit	45%	43%
Operating expenses:
Selling and marketing	37%	32%
General and administrative	19%	23%
Equity-based compensation	5%	16%
Depreciation and amortization	1%	1%
Total operating expenses	62%	72%
Loss from operations	(17)%	(29)%
Other income, net	0%	0%
Loss before income taxes	(17)%	(29)%
Provision for income taxes	0%	0
Net loss and comprehensive loss	(17)%	(29)%
Loss attributable to noncontrolling interest	4%	8%
Net loss attributable to Zevia PBC	(13)%	(21)%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Sales

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Net sales	$166,424	$163,181	$3,243	2.0%

Net sales were $166.4 million for the year ended December 31, 2023 as compared to $163.2 million for the year ended December 31, 2022. Equivalized cases sold were 12.7 million for the year ended December 31, 2023 as compared to 13.6 million for the year ended December 31, 2022. Net sales growth was primarily driven by pricing increases of $11.5 million, partially offset by a decrease in the number of equivalized cases sold that resulted in $8.3 million lower net sales, which was mainly caused by short-term supply chain logistics challenges hindering fulfillment discussed in the Key Events During 2023 section above. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Cost of goods sold	$91,666	$93,160	$(1,494)	(1.6)%

Cost of goods sold was $91.7 million for the year ended December 31, 2023 as compared to $93.2 million for the year ended December 31, 2022. The decrease of $1.5 million, or 1.6%, was primarily due to a 6.9%, or $6.4 million decrease in the shipment of equivalized cases and $0.4 million lower cost of goods sold as a result of product mix and manufacturing costs, partially offset by higher inventory losses of $5.3 million generally related to raw materials as a result of the brand refresh rollout timing, discontinuation of certain SKUs as a result of portfolio management optimization, and the procurement change with our contract manufacturers discussed in the Key Events During 2023 section above.

Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Gross profit	$74,758	$70,021	$4,737	6.8%
Gross margin	44.9%	42.9%		2.0

Gross profit was $74.8 million for the year ended December 31, 2023 as compared to $70.0 million for the year ended December 31, 2022. The increase in gross profit of $4.7 million, or 6.8%, was primarily driven by pricing increases taken in 2022 and 2023, partially offset by lower volumes and higher inventory losses.

Gross margin for the year ended December 31, 2023 improved to 44.9% from 42.9% in the prior-year period. The improvement was primarily due to pricing increases taken in 2022 and 2023, partially offset by higher inventory losses.

Selling and Marketing Expenses

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Selling and marketing expenses	$62,312	$52,869	$9,443	17.9%

Selling and marketing expenses were $62.3 million for the year ended December 31, 2023 as compared to $52.9 million for the year ended December 31, 2022. The increase of $9.4 million, or 17.9%, was primarily due to $6.0 million of higher freight transfer costs related to short-term supply chain logistics challenges hindering fulfillment discussed in the Key Events During 2023 section above, and $5.3 million higher warehousing costs resulting from increased level of handling and storage costs which were driven by higher levels of inventory production, partially offset by a decrease in freight out of $1.3 million that resulted from lower shipments of equivalized cases and a reduction of non-working marketing costs offset by higher spend related to the brand-refresh rollout of $0.6 million.

General and Administrative Expenses

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	Percentage
General and administrative expenses	$31,495	$36,793	$(5,298)	(14.4)%

General and administrative expenses were $31.5 million for the year ended December 31, 2023 as compared to $36.8 million for the year ended December 31, 2022. The decrease of $5.3 million, or 14.4%, was primarily driven by a $2.6 million decrease in employee related costs, and $2.8 million decrease driven by cost productivity initiatives.

Equity-Based Compensation Expense

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Equity-based compensation	$8,279	$26,880	$(18,601)	(69.2)%

Equity-based compensation expense was $8.3 million for the year ended December 31, 2023 as compared to $26.9 million for the year ended December 31, 2022 primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $18.6 million was primarily driven by $11.2 million of lower equity-based compensation expense due to the acceleration of vesting of RSU awards upon retirement of senior management employees during 2022, $5.9 million of expense related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, and $2.7 million related to RSU and restricted phantom stock awards that vested over six months following the IPO in the prior year, partially offset by $1.2 million of equity-based compensation expense related to new equity awards granted.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of December 31, 2023, we had $32.0 million in cash and cash equivalents. We believe that our cash and cash equivalents as of December 31, 2023, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, relatively high interest rates, volatility in the financial markets, recession fears, financial institution instability, any potential shutdown of the U.S. government, current and future global hostilities, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

The Company is a holding company and is the sole managing member of Zevia LLC. The Company operates and controls all of the business and affairs of Zevia LLC. Accordingly, the Company is dependent on distributions from Zevia LLC to pay its taxes, its obligations under the TRA and other expenses. Any future credit facilities may impose limitations on the ability of Zevia LLC to pay dividends to the Company.

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $66.1 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $56.2 million through 2037.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. As of December 31, 2023, no amounts were drawn under the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit, we are required to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of December 31, 2023, the Company was in compliance with its liquidity covenant.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(16,274)	$(20,778)
Investing activities	$805	$27,407
Financing activities	$25	$(2,340)

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $16.3 million for the year ended December 31, 2023 was primarily driven by a net loss of $28.3 million, partially offset by non-cash expenses of $11.0 million primarily related to equity-based compensation and depreciation and amortization expense and a net increase in cash related to changes in operating assets and liabilities of $1.0 million. Changes in cash flows related to operating assets and liabilities were primarily due to a net increase of $11.2 million in accounts payable, accrued expenses and other current liabilities due to timing of purchases/payments and increased production of inventory, partially offset by an increase in inventories of $7.0 million due to increased production of inventory as a result of the supply chain logistics challenges discussed in the Key Events During 2023, and an increase in prepaid expenses and other assets of $2.6 million, primarily due to an increase in prepaid deposits related to the sale of raw materials.

Net cash used in operating activities of $20.8 million for the year ended December 31, 2022 was primarily driven by a net loss of $47.6 million and by a net decrease in cash related to changes in operating assets and liabilities of $2.1 million, partially offset by non-cash expenses of $28.9 million primarily related to equity-based compensation and depreciation and amortization expense. Changes in cash flows related to operating assets and liabilities were primarily due to an increase in accounts receivable of $2.0 million due to increases in net sales and a decrease in accounts in accounts payable and accrued expenses and other current liabilities of $4.1 million, primarily due to timing of inventory purchases, partially offset by decrease in inventories of $3.9 million due to timing of inventory purchases and a $0.8 million decrease in prepaid expenses and other assets, primarily insurance expenses as a result of becoming a public company.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $0.8 million for the year ended December 31, 2023 was due to proceeds from sales of property, equipment, and software of $2.4 million, primarily the sale of our warehouse and related assets for $2.3 million, partially offset by capital expenditures of $1.6 million for the purchase of marketing fixtures, software applications and computer equipment used in ongoing operations.

Net cash provided by investing activities of $27.4 million for the year ended December 31, 2022 was due to proceeds from maturities of short-term investments of $30.0 million, offset by capital expenditures of $2.6 million for the purchase of marketing fixtures, software applications and computer equipment used in ongoing operations.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $25 thousand for the year ended December 31, 2023 was due to proceeds from the exercise of stock options.

Net cash used in financing activities of $2.3 million for the year ended December 31, 2022 was primarily due to minimum tax withholdings paid on behalf of employees for net share settlements of $2.1 million and payment of debt issuance costs of $0.3 million in connection with the Secured Revolving Line of Credit.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our operating performance.

We calculate Adjusted EBITDA as net loss adjusted to exclude: (1) other income (expense), net, which includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets, (2) provision (benefit) for income taxes, (3) depreciation and amortization, and (4) equity-based compensation. Also, Adjusted EBITDA may in the future be adjusted for amounts impacting net income related to the TRA liability and other infrequent and unusual transactions.

Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with U.S. GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating expenses, including interest (income) expense, foreign currency (gains)/losses and (gains)/losses on disposal of fixed assets. In addition, our use of Adjusted EBITDA may not be comparable to similarly-titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income (loss) and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net loss and comprehensive loss	$(28,322)	$(47,647)
Other income, net*	(673)	(286)
Provision for income taxes	52	65
Depreciation and amortization	1,615	1,347
Equity-based compensation	8,279	26,880
Adjusted EBITDA	$(19,049)	$(19,641)

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

The following table summarizes our significant contractual obligations as of December 31, 2023:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Rent obligations (1)	$2,187	$702	$1,485	$—	$—
Total	$2,187	$702	$1,485	$—	$—

(1) Real estate lease payments

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of December 31, 2023. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of December 31, 2023, see the sections above as well as Note 7 - Debt, and Note 8 - Leases, in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

We expect to satisfy these commitments through a combination of cash on hand and cash generated from sales of our products.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

A 10% change in the accrual for customer incentives and allowances would have affected our income from operations by $0.4 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

Inventories

Inventories consist of raw materials and finished goods. Raw materials include costs for the Company’s ingredients and packaging inventories. The costs of finished goods inventories include production fees from third-party manufacturers. Inventories are stated at the lower of average cost or net realizable value. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. Indicators that could result in inventory write downs include age of inventory, damaged inventory, slow moving products, and products at the end of their life cycles. These factors are impacted by market and economic conditions and changes in strategic direction. The calculation of our inventory valuation, specifically the write-down for excess or obsolete inventories, requires management to make assumptions and to apply judgment regarding forecasted customer demand that may turn out to be inaccurate. Inventory net realizable value adjustments, once established, are not reversed until the related inventory has been sold or scrapped. While management believes that inventory is appropriately stated at the lower of average cost or net realizable value, judgment is involved in determining the net realizable value of inventory. The lower of average cost or net realizable value adjustments were not material at December 31, 2023 or December 31, 2022.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC’s economic interest in Zevia LLC, which was 75.8% and 68.7% as of December 31, 2023 and 2022, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities (“DTAs” and “DTLs,” respectively) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

We record a valuation allowance to reduce DTAs to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of DTLs, historical levels of income, projections of future income, expectations and risk associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. To the extent that we believe it is more likely than not that some portion of our DTAs will not be realized, we would increase the valuation allowance against DTAs. The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate sufficient future taxable income against which the benefits of our DTAs may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenue, gross profits, operating income and taxable income in future periods. Although we believe that our judgment used is reasonable, actual results can differ due to a change in market conditions, changes in tax laws and other factors. As of December 31, 2023, we have a full valuation allowance against DTAs totaling $75.5 million.

In accordance with ASC 740, Income Taxes we perform a comprehensive review of uncertain tax positions regularly. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We determine the tax liability for uncertain tax positions based on a two-step process. The first step is to determine whether it is more likely than not based on technical merits that each income tax position would be sustained upon examination. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The assessment of each tax position requires significant judgment and estimates. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits, issuance of new regulations or new case law, negotiations with tax authorities, and expiration of statutes of limitations. We did not record any unrecognized tax benefit as of December 31, 2023. We recognize both accrued interest and penalties, when appropriate, in income taxes in the accompanying consolidated statements of operations and comprehensive loss.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of tax basis in the net assets of Zevia LLC when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon certain qualifying transactions. Each change in outstanding shares of Class A common stock of the Company results in a corresponding change in the Company’s ownership of Class A units of Zevia LLC. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Zevia PBC would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur; (ii) there is a material uncured breach of any obligations under the TRA; or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company’s obligations, or the Company’s successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any Class B units that have not been exchanged are deemed exchanged for the fair market value of the Company’s Class A common stock at the time of termination.

As of December 31, 2023, the Company believes based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of December 31, 2023; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.2 million and $55.8 million at December 31, 2023 and 2022, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the year ended December 31, 2023. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its consolidated statements of operations and comprehensive loss.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, inflation and commodities as follows:

Raw Material Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. Our stevia leaf extract is procured by our contract manufacturers and sourced from a large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into effective October 15, 2023 which includes fixed pricing for the duration of the term. During 2023, we also tested and approved the use of another stevia leaf extract supplier, whose stevia leaf is derived from a region different than the above supplier. We continue to seek to diversity alternative sources of supply to mitigate potential supply disruptions. However, there can be no assurance that we will be able to secure alternative sources of supply. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

Our aluminum cans are procured by our contract manufacturers through various can manufacturers. The price for aluminum cans also fluctuates depending on market conditions. Our contract manufacturers ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain.

We, along with our contract manufacturers, are working to diversify our sources of supply and intend to enter into additional long-term contracts to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. As we source some ingredients and packaging materials from international sources, our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent we increase sourcing from outside the U.S. or increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the years ended December 31, 2023 and 2022.

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

Commodity Risk

We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to purchases of aluminum, diesel fuel, cartons and corrugate.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Zevia PBC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zevia PBC and its subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

March 6, 2024

We have served as the Company’s auditor since 2020.

ZEVIA PBC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31,955	$47,399
Accounts receivable, net	11,119	11,077
Inventories	34,550	27,576
Prepaid expenses and other current assets	5,063	2,607
Total current assets	82,687	88,659
Property and equipment, net	2,109	4,641
Right-of-use assets under operating leases, net	1,959	708
Intangible assets, net	3,523	4,385
Other non-current assets	579	539
Total assets	$90,857	$98,932
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,169	$8,023
Accrued expenses and other current liabilities	5,973	8,408
Current portion of operating lease liabilities	575	715
Total current liabilities	27,717	17,146
Operating lease liabilities, net of current portion	1,373	—
Total liabilities	29,090	17,146
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 54,220,017 and 47,774,046 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	54	48
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 17,283,177 and 21,798,600 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	17	22
Additional paid-in capital	191,144	189,724
Accumulated deficit	(101,337)	(79,843)
Total Zevia PBC stockholders’ equity	89,878	109,951
Noncontrolling interests	(28,111)	(28,165)
Total equity	61,767	81,786
Total liabilities and equity	$90,857	$98,932

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Net sales	$166,424	$163,181
Cost of goods sold	91,666	93,160
Gross profit	74,758	70,021
Operating expenses:
Selling and marketing	62,312	52,869
General and administrative	31,495	36,793
Equity-based compensation	8,279	26,880
Depreciation and amortization	1,615	1,347
Total operating expenses	103,701	117,889
Loss from operations	(28,943)	(47,868)
Other income, net	673	286
Loss before income taxes	(28,270)	(47,582)
Provision for income taxes	52	65
Net loss and comprehensive loss	(28,322)	(47,647)
Loss attributable to noncontrolling interest	6,828	13,790
Net loss attributable to Zevia PBC	$(21,494)	$(33,857)

Net loss per share attributable to common stockholders
Basic	$(0.41)	$(0.81)
Diluted	$(0.41)	$(0.81)

Weighted average common shares outstanding
Basic	50,618,758	43,469,383
Diluted	50,618,758	43,469,383

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2022	34,463,417	$34	30,113,152	$30	$174,404	$(45,986)	$(23,923)	$104,559
Vesting and release of common stock under equity incentive plans, net	4,749,662	6	—	—	(2,136)	—	—	(2,130)
Exchange of Class B common stock for Class A common stock	8,314,552	8	(8,314,552)	(8)	(9,548)	—	9,548	—
Exercise of stock options	246,415	—	—	—	124	—	—	124
Equity-based compensation	—	—	—	—	26,880	—	—	26,880
Net loss	—	—	—	—	—	(33,857)	(13,790)	(47,647)
Balance at December 31, 2022	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786
Vesting and release of common stock under equity incentive plans, net	1,848,288	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	4,454,900	5	(4,454,900)	(5)	(6,883)	—	6,883	—
Disposition of cost method investment in redemption of Class B common stock	—	—	(60,523)	—	—	—	(1)	(1)
Exercise of stock options	142,783	—	—	—	25	—	—	25
Equity-based compensation	—	—	—	—	8,279	—	—	8,279
Net loss	—	—	—	—	—	(21,494)	(6,828)	(28,322)
Balance at December 31, 2023	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022
Operating activities:
Net loss	$(28,322)	$(47,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	567	653
Depreciation and amortization	1,615	1,347
Loss on disposal of property, equipment and software, net	480	3
Amortization of debt issuance cost	76	64
Equity-based compensation	8,279	26,880
Changes in operating assets and liabilities:
Accounts receivable, net	(42)	(2,030)
Inventories	(6,974)	3,925
Prepaid expenses and other assets	(2,573)	846
Accounts payable	13,640	(5,850)
Accrued expenses and other current liabilities	(2,435)	1,703
Operating lease liabilities	(585)	(672)
Net cash used in operating activities	(16,274)	(20,778)
Investing activities:
Proceeds from maturities of short-term investments	—	30,000
Purchases of property, equipment and software	(1,624)	(2,593)
Proceeds from sales of property and equipment	2,429	—
Net cash provided by investing activities	805	27,407
Financing activities:
Payment of debt issuance costs	—	(334)
Minimum tax withholding paid on behalf of employees for net share settlement	—	(2,130)
Proceeds from exercise of stock options	25	124
Net cash provided by (used in) financing activities	25	(2,340)
Net change from operating, investing, and financing activities	(15,444)	4,289
Cash and cash equivalents at beginning of period	47,399	43,110
Cash and cash equivalents at end of period	$31,955	$47,399

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$12	$506
Conversion of Class B common stock to Class A common stock	$6,883	$9,548
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,818	$1,150

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$79	$64
Cash paid for income taxes	$127	$69

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the “Company,” “we,” “us,” “our”), is a growth beverage company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, and Kids drinks. Our products are distributed and sold principally across the United States (“U.S.”) and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels and in grocery and natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

The Company completed its initial public offering (“IPO”) of 10,700,000 shares of its Class A common stock at an offering price of $14.00 per share on July 26, 2021. Its Class A common stock is listed on the New York Stock Exchange trading under the ticker symbol “ZVIA.” In connection with the IPO, the Company also completed certain reorganization transactions (the “Reorganization Transactions”), pursuant to which Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Zevia LLC, that it controls due to ownership of a majority equity interest. All intercompany transactions and balances have been eliminated in consolidation.

The Company owns a majority economic interest in, and operates and controls all of the businesses and affairs of, Zevia LLC. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the years ended December 31, 2023 and 2022, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to: net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; adjustments recorded for inventory obsolescence and adjustments made for net realizable value; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; the useful lives assigned to and the recoverability of intangible assets; realization of deferred tax assets; and the determination of the fair value of equity instruments, including restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

At December 31, 2023, the Company’s operations continued to be impacted by higher manufacturing, freight, and labor costs as a result of the short-term supply chain logistics challenges during 2023, which the Company does not expect to continue in 2024, as well as increased operating costs as a result of the global economy and political and economic uncertainties, which the Company expects to continue in 2024. The Company will continue to monitor the economic environment, including any impact from current and future global events, and their effects on its business and operations.

Cash, cash equivalents and investments

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, with original maturities of three months or less. Investments with original maturities at the date of acquisition of more than three months are classified as short-term investments or long-term investments based on the remaining contractual maturity of the security at the reporting date. As of December 31, 2023 and 2022, the Company did not hold any investments.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair values at December 31, 2023 and 2022 due to the short period of time to maturity or repayment. As of December 31, 2023 and 2022, all cash and cash equivalents were considered Level 1.

As of December 31, 2023 and 2022, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the years ended December 31, 2023 and 2022, there were no transfers between levels of the fair value hierarchy.

Other comprehensive loss

The nature of the Company’s operations does not give rise to consequential other comprehensive loss.

Accounts receivable and allowance for doubtful accounts

Trade receivables are recorded at net realizable value, which includes an appropriate allowance for doubtful accounts. Credit is extended to customers based on an evaluation of their financial condition, credit rating, and trade references. The Company monitors exposure to credit losses and maintains an allowance for anticipated losses based on each customer’s credit condition and payment behavior. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The allowance for doubtful accounts was not material at December 31, 2023 and 2022. Changes in the Allowance for Doubtful Accounts were as follows:

	Year Ended December 31,
	2023	2022
Balance, beginning of the year	$—	$10
Recovery of bad debt	—	(10)
Balance, end of the year	$—	$—

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

Prepaid expenses

Prepaid expenses represent amounts paid in advance for products or services to be delivered in the future and are included within prepaid expenses and other current assets in the accompanying consolidated balance sheets. Prepaid expenses are expensed as incurred and were $1.8 million and $2.3 million as of December 31, 2023 and 2022, respectively.

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

Depreciation and amortization are computed using the following estimated useful lives of the assets:

Asset	Years
Leasehold improvements	Shorter of lease term or estimated useful life
Computer equipment	3
Furniture and equipment	4-7
Vehicles	5
Quality control equipment	2-5
Buildings and improvements	7-30

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset’s fair value. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2023 and 2022.

Leases

The Company leases office space. Right of use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Both the ROU lease asset and liability are recognized as of the lease commencement date based on the present value of the lease payments over the lease term. The Company’s leases do not provide an implicit borrowing rate that can readily be determined. Therefore, the Company applies a discount rate based on the incremental borrowing rate, which is determined using the Company’s synthetic credit rating and other information available as of the lease commencement date. ROU lease assets also include any lease payments made before their contractual due dates and exclude any lease incentives.

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

The Company had no material finance leases as of December 31, 2023 and 2022.

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

Non-amortizable intangible assets consist of trademarks which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacture, marketing, and distribution of its carbonated beverages. The Company also owns several other trademarks in both the U.S. and in foreign countries. Intangible assets not subject to amortization are evaluated for impairment annually, or sooner if management believes such assets may be impaired. An impairment loss is recognized if the asset’s carrying amount exceeds its estimated fair market value. For the years ended December 31, 2023 and 2022, no impairment losses were recorded.

Certain external and internal computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within intangible assets, net.

Debt issuance cost

Costs incurred in connection with securing a revolving line of credit agreement are capitalized. These costs are amortized over the term of the credit agreement. Debt issuance costs are included in Other non-current assets in the accompanying consolidated balance sheets. Net debt issuance costs totaled $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively.

Customer incentives and allowances

The Company offers its customers sales incentives that are designed to support the distribution of its products to consumers. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and certain other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These amounts are deducted from gross sales and are included under Net sales in the accompanying consolidated statements of operations and comprehensive loss. The Company maintains an allowance representing the estimated cost of certain customer incentives incurred but not yet realized as of the end of each respective year, which is recorded as an offset against customer accounts receivable, and is included under Accounts receivable, net in the accompanying consolidated balance sheets. The customer incentives and allowances were $4.1 million and $5.6 million as of December 31, 2023 and 2022, respectively.

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

Cost of goods sold

Cost of goods sold consists of all costs to acquire and manufacture the Company’s products including the cost of the various ingredients, packaging, in-bound freight and logistics, and third-party production fees—which are typically incurred at a flat rate per case produced—and all other costs incurred to bring the product to salable condition. The Company’s cost of goods sold is generally subject to price fluctuations in the marketplace for aluminum, logistics costs such as fuel, inbound freight, bottling tolling fees, as well as shifting product mix.

Selling and marketing expenses

Selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss include warehousing and distribution costs, shipping and handling costs, advertising, and marketing costs, which generally are expensed as incurred. Warehousing and distribution costs include storage, transfer, repacking and handling fees, and out-bound freight and delivery charges. The Company has elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Such costs amounted to approximately $14.2 million and $15.4 million for the years ended December 31, 2023 and 2022, respectively.

The Company expenses sales and marketing costs as incurred. Advertising and marketing expenses represent costs associated with the promotion of the Zevia® brand and products as outlined in ASC Topic 730-25, Other Expenses – Advertising Costs, such as those for digital and other forms of advertising. Advertising and marketing expenses amounted to approximately $10.5 million and $11.1 million for the years ended December 31, 2023 and 2022, respectively.

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

Equity-based compensation expense

The Company records equity-based compensation expense for employees and nonemployees under the provisions of ASC Topic 718, Compensation—Stock compensation (“ASC 718”), using a Black-Scholes-Merton option pricing model to calculate the fair value of stock options by date granted. The determination of the grant date fair value of stock options issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The Company derived its expected volatility for grants issued prior to July 21, 2023 (which is the two-year anniversary of the Company’s IPO) based on the average historical volatilities of several peer public companies over a period equivalent to the expected term of the awards, and its expected volatility for grants issued subsequent to July 21, 2023 based on historical volatility of the Company’s stock. The Company estimates the expected term based on the simplified method prescribed by guidance provided by the Securities and Exchange Commission. This decision was based on the lack of relevant historical data due to the Company’s limited experience for the Company’s common stock. The risk-free interest rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term. Expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock. The fair value of stock options is recognized as expense on a straight-line basis over the requisite service period, which is typically four years. Equity-based compensation cost for restricted stock awards is measured based on the fair market value of the Company’s common stock at the date of grant and is recognized as expense over the requisite service period, which is the vesting period on a straight-line basis. Forfeitures are recognized as incurred.

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

Foreign currency transactions

The functional currency of the Company is the U.S. dollar. The Company sells and distributes its products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for net sales and expenses. Foreign currency transaction losses for the years ended December 31, 2023 and 2022 amounted to approximately $0.0 million and $0.2 million, respectively, and are included under other income, net in the accompanying consolidated statements of operations and comprehensive loss.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company’s economic interest in Zevia LLC, which was 75.8% and 68.7% as of December 31, 2023 and 2022, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities (“DTAs” and “DTLs,” respectively) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date. We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

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

In April 2021, the FASB issued ASU No. 2021-04, which included Topic 260, Earnings Per Share and Topic 718, Compensation - Stock Compensation. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2021-04 as of January 1, 2022. The adoption of ASU 2021-04 did not have a significant impact on the Company’s financial statements as the Company does not have freestanding equity-classified written call options.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. This ASU improves areas of U.S. GAAP and reduces cost and complexity while maintaining usefulness. The main provisions remove certain exceptions, including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This ASU is effective for private companies for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption of ASU 2019-12 did not have a significant impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2023, the FASB issues ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU is effective for private companies for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of adopting this guidance while early adoption is permitted.

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

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, natural products stores, specialty outlets, and warehouse clubs; and through online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Year Ended December 31,
(in thousands)	2023	2022
Retail sales	$148,299	$145,041
Online/e-commerce	18,125	18,140
Net sales	$166,424	$163,181

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Year Ended December 31,
(in thousands)	2023	2022
U.S.	$149,466	$145,180
Canada	16,958	18,001
Net sales	$166,424	$163,181

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of December 31, 2023 and December 31, 2022, respectively.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$4,714	$7,527
Finished goods	29,836	20,049
Inventories	$34,550	$27,576

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	December 31, 2023	December 31, 2022
Land	$—	$336
Leasehold improvements	1,167	463
Computer equipment and software	677	796
Furniture and equipment	785	544
Vehicles	—	197
Quality control and marketing equipment	1,782	1,635
Buildings and improvements	—	1,610
Assets not yet placed in service	101	1,128
	4,512	6,709
Less accumulated depreciation	(2,403)	(2,068)
Property and equipment, net	$2,109	$4,641

For the year ended December 31, 2023 and 2022, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $1.0 million and $0.7 million, respectively. These amounts are included under depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	December 31, 2023
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.4	$1,164	$(978)	$186
Customer relationships	1.7	3,007	(2,670)	337
		4,171	(3,648)	523
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,171	$(3,648)	$3,523

	December 31, 2022
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	2.0	$2,277	$(1,429)	$848
Customer relationships	2.7	3,007	(2,470)	537
		5,284	(3,899)	1,385
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$8,284	$(3,899)	$4,385

For the years ended December 31, 2023 and 2022, total amortization expense amounted to $0.6 million and $0.7 million, respectively, including $0.4 million and $0.4 million, respectively, of amortization expense related to software. No impairment losses have been recorded on any of the Company’s intangible assets for the years ended December 31, 2023 and 2022.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
2024	346
2025	170
2026	7
Expected amortization expense for intangible assets with definite lives	$523

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. As of December 31, 2023, no amounts were drawn under the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, the Borrower is required to comply with certain covenants, including, among others, by maintaining Liquidity (as defined therein) of $7 million at all times until December 31, 2023. Thereafter, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of December 31, 2023, the Company was in compliance with its liquidity covenant.

8. LEASES

The Company leases its office space which has a remaining lease term of 36 months. In January 2023, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2026. The Company’s recognized lease costs include:

	Year Ended December 31,
(in thousands)	2023	2022
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$734	$705

(1) Operating lease cost is recorded within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term (months)	36.0	12.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	December 31, 2023
2024	$702
2025	729
2026	756
Total lease payments	2,187
Less imputed interest	(239)
Present value of lease liabilities	$1,948

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of December 31, 2023, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

10. EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Zevia LLC 401(k) Plan (the “Plan”), a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute from 1% to 90% of their pre-tax earnings, up to the statutory limit. Effective January 1, 2020, the Company began offering matching contributions to the Plan of up to 4% of employee pre-tax earnings. For the years ended December 31, 2023 and 2022, the Company incurred contribution expense of $0.5 million and $0.5 million, respectively.

11. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	December 31, 2023	December 31, 2022
Accrued employee compensation benefits	$1,526	$3,409
Accrued direct selling costs	1,113	1,593
Accrued customer paid bottle deposits	1,734	1,253
Accrued other	1,600	2,153
Total	$5,973	$8,408

12. EQUITY-BASED COMPENSATION

In July 2021, prior to the IPO, the Company adopted the Zevia PBC 2021 Equity Incentive Plan (the “2021 Plan”) under which the Company may grant options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.

The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year beginning in 2022 and ending with a final increase in 2031 in an amount equal to the lesser of: (i) 5% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (ii) a smaller number of shares determined by the Company’s Board of Directors.

In October and November 2021, the Company’s Board of Directors approved an amendment to its equity-based compensation plans for a certain number of employees to allow immediate vesting upon retirement of all outstanding RSUs and stock options, and to extend the exercisability of outstanding stock options up to five years after retirement, if they meet certain conditions, including a resignation after the holder has reached 50 years of age with at least 10 years of service to the Company, so long as the holder provides advance notice of his or her resignation to the Company’s Board of Directors. During the year ended December 31, 2022, three employees, retired from the Company and all outstanding awards and related stock compensation expense of $8.2 million, respectively, were accelerated through their retirement dates.

As of December 31, 2023, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.7 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Stock price	$2.90	$3.40
Exercise Price	2.90	3.93
Expected term (years)(1)	6.25	6.25
Expected volatility (2)	65.4%	62.7%
Risk-Free interest rate (3)	3.6%	2.7%
Dividend yield (4)	0.0%	0.0%

(1) Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2) Expected volatility for grants issued prior to July 21, 2023 (which is the two-year anniversary of the Company’s IPO) is based on the historical volatility of a selected peer group over a period equivalent to the expected term, and expected volatility for grants issued subsequent to July 21, 2023 is based on historical volatility of the Company’s stock.

(3) The risk-free interest rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4) We have assumed a dividend yield of zero as the Company has no plans to declare dividends in the foreseeable future.

The weighted average grant date fair values for stock options granted for the years ended December 31, 2023 and 2022 was $1.81 and $1.97, respectively.

The following is a summary of stock option activity for the year ended December 31, 2023:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2023	2,769,754	$3.36
Granted	1,472,639	$2.90
Exercised	(142,783)	$0.19
Forfeited and expired	(1,018,707)	$3.00
Balance as of December 31, 2023	3,080,903	$3.40	7.7	$1,230
Exercisable at the end of the period	1,111,816	$2.67	5.6	$1,230
Vested and expected to vest	3,080,903	$3.40	7.7	$1,230

The total intrinsic values of options exercised during the year ended December 31, 2023 was $0.4 million.

As of December 31, 2023, total unrecognized compensation expense related to unvested stock options was $3.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of December 31, 2023, the remaining service period of the awards is 13 months.

The following is a summary of RSU activity for the year ended December 31, 2023:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2023	2,560,590	$3.90
Granted	1,276,876	$3.08
Vested	(1,103,160)	$3.92
Forfeited	(560,253)	$2.84
Balance unvested at December 31, 2023	2,174,053	$3.68	$4,370
Expected to vest at December 31, 2023	2,174,053	$3.68	$4,370

As of December 31, 2023, total unrecognized compensation expense related to unvested RSUs was $5.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.

As of December 31, 2023 and 2022, there were 593,672 and 1,345,800, respectively, of RSUs outstanding which vested in 2022 but are subjected to a deferred settlement provision over the next two years and therefore have not been released. As a result, these RSUs are not included in the table above.

13. SEGMENT REPORTING

The Company has one operating and reporting segment, and operates as a product portfolio with a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are assessed. The Company’s CODM is the Chief Executive Officer. The results of the operations are provided to and analyzed by the CODM at the Company’s level and accordingly, key resource decisions and assessment of performance are performed at the Company’s level. The Company has a common management team across all product lines and does not manage these products as individual businesses and as a result, cash flows are not distinct.

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Year Ended December 31,
	2023	2022
Customer A	13%	15%
Customer B	10%	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	December 31, 2023	December 31, 2022
Customer B	13%	*
Customer D	*	10%
Customer E	*	17%
Customer H	*	12%
Customer I	18%	*

The table below represents raw material vendors that accounted for more than 10% of all raw material purchases for the periods:

	Year Ended December 31,
	2023	2022
Vendor A	21%	27%
Vendor B	15%	18%
Vendor C	12%	13%
Vendor E	16%	*

* Less than 10% of total net sales, accounts receivable, net or raw material purchases in the respective periods.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
	2023		2022
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(28,322)		$(47,647)
Less: net loss attributable to non-controlling interests	6,828		13,790
Add: adjustment to reallocate net loss to controlling interest	800	(1)	(1,298)	(1)
Net loss to Zevia PBC - basic	$(20,694)		$(35,155)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	49,898,784		41,739,061
Add: weighted average shares of vested and unreleased RSUs	719,974	(2)	1,730,322	(2)
Weighted-average basic and diluted shares	50,618,758		43,469,383

Loss per share of Class A common stock – basic	$(0.41)		$(0.81)
Loss per share of Class A common stock – diluted	$(0.41)		$(0.81)

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

Zevia LLC Class B Common Units, stock options and RSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Year Ended December 31,
	2023	2022
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	20,891,366	26,023,476
Stock options	3,407,679	2,239,025
Restricted stock units	2,647,975	3,473,655

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC’s economic interest in Zevia LLC, which was 75.8% and 68.7%, as of December 31, 2023 and 2022, respectively.

Income tax expense consists of the following:

	Year Ended December 31,
	2023	2022
Current
Federal	$—	$—
State	52	65
Total	52	65
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income taxes	$52	$65

A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

	Year Ended December 31,
	2023	2022
Tax computed at federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	1.0%	0.8%
Permanent items and other	(0.6)%	(0.8)%
Non-controlling interests	(8.7)%	(5.8)%
Equity-based compensation	(3.5)%	(9.2)%
Valuation allowance	(9.5)%	(6.1)%
Effective Tax Rate	(0.3)%	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company’s net DTAs s consist of the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets
Investment in Zevia LLC	$53,081	$53,427
Net operating loss carryforwards	20,488	15,970
Equity-based compensation	1,795	3,161
Other temporary differences	177	104
Total deferred tax assets	75,541	72,662
Valuation allowance for deferred tax assets	(75,541)	(72,662)
Net deferred tax assets	$—	$—

The Company records a valuation allowance to reduce DTAs to the amount the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the DTAs may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. The Company has recorded a full valuation allowance of $75.5 and $72.7 million as of December 31, 2023 and 2022, respectively, as it cannot conclude that it is more likely than not that the DTAs will be realized primarily due to the generation of pre-tax book losses from its inception.

The following table summarizes the activity related to the Company’s valuation allowance:

	Year Ended December 31,
	2023	2022
Balance, beginning of the year	$72,662	$58,940
Increases related to current year positions	2,879	13,722
Balance, end of the year	$75,541	$72,662

As of December 31, 2023, the Company has federal and state net operating loss carryforwards of $83.7 million and $55.4 million, respectively. The federal net operating loss can be carried forward indefinitely but are limited to 80% utilization against future taxable income each year in accordance with the Tax Cuts and Jobs Act of 2017. The state net operating loss carryforwards will begin to expire in 2031 unless previously utilized by the Company.

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

As of December 31, 2023, the Company has no uncertain tax positions and does not expect a significant change in unrecognized tax benefits during the next 12 months.

The Company is subject to taxation in the U.S. and various states. The Company is currently under the audit examinations by Texas for taxable years 2019-2021. As of December 31, 2023, the Company believes there will be no change of significance in its recorded tax positions and accordingly, no liability for uncertain tax benefits has been recorded. The Company is not currently under examination by any other taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception for Zevia PBC.

On March 27, 2020, the U.S. enacted the CARES Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are amending certain provisions of the previously enacted Tax Cuts and Jobs Act related to depreciable property and net operating losses, deferral of payroll taxes, and the Paycheck Protection program. At December 31, 2023, the Company has not booked any income tax provision or benefit for the impact for the CARES Act due to its recent incorporation and the pass-through treatment of Zevia, LLC.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which includes a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any three year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly-traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. The IRA also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. This legislation did not have a material impact on the consolidated financial statements.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of tax basis in the net assets of Zevia, LLC when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon certain qualifying transactions. Each change in outstanding shares of Class A common stock of the Company results in a corresponding change in the Company’s ownership of Class A units of Zevia, LLC. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Zevia PBC would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members of Zevia LLC and the Direct Zevia Stockholders. In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC’s acquisition of continuing member’s Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia, LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur; (ii) there is a material uncured breach of any obligations under the TRA; or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company’s obligations, or the Company’s successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any Class B units that have not been exchanged are deemed exchanged for the fair market value of the Company’s Class A common stock at the time of termination.

As of December 31, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.2 million and $55.8 million at December 31, 2023 and 2022, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the year ended December 31, 2023. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

17. UNAUDITED QUARTERLY INFORMATION

The following summarizes selected unaudited quarterly financial data for the year ended December 31, 2023 (amounts may not sum due to rounding):

(in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net sales	$43,300	$42,241	$43,089		$37,794
Gross profit	20,105	19,692	19,572		15,389	(2)
Loss from operations	(3,251)	(5,377)	(11,420)	(1)	(8,895)	(3)
Loss before income taxes	(2,911)	(4,974)	(11,255)	(1)	(9,130)	(3)
Net loss and comprehensive loss	(2,912)	(5,009)	(11,250)	(1)	(9,151)	(3)
Net loss attributable to Zevia PBC	(2,091)	(3,931)	(8,217)		(7,255)
Basic earnings per share	(0.03)	(0.08)	(0.16)		(0.14)
Diluted earnings per share	(0.04)	(0.08)	(0.16)		(0.14)
Weighted-average shares of Class A Common Stock - basic	49,372,874	50,094,096	50,754,470		52,220,804
Weighted-average shares of Class A Common Stock - diluted	72,250,338	50,094,096	50,754,470		52,220,804

(1) Net loss in the third quarter of 2023 increased primarily due to short-term supply chain logistics challenges which hindered fulfillment and impacted net sales results and selling and marketing expenses.

(2) Gross profit decreased in the fourth quarter of 2023 primarily due to a decrease in volumes and higher inventory losses as a result of the brand refresh, SKU optimization, and procurement changes.

(3) Net loss in the fourth quarter of 2023 increased primarily due to short-term supply chain logistics challenges which hindered fulfillment and impacted net sales results and selling and marketing expenses, as well as higher inventory losses as a result of the brand refresh, SKU optimization, and procurement changes.

The following summarizes selected unaudited quarterly financial data for the year ended December 31, 2022 (amounts may not sum due to rounding):

(in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$38,034	$45,542	$44,239	$35,366
Gross profit	15,879	19,321	19,168	15,653
Loss from operations	(17,555)	(14,743)	(9,221)	(6,349)
Loss before income taxes	(17,473)	(14,787)	(9,195)	(6,127)
Net loss and comprehensive loss	(17,485)	(14,796)	(9,196)	(6,170)
Net loss attributable to Zevia PBC	(10,898)	(11,090)	(7,484)	(4,385)
Basic earnings per share	(0.28)	(0.27)	(0.16)	(0.09)
Diluted earnings per share	(0.28)	(0.27)	(0.16)	(0.09)
Weighted-average shares of Class A Common Stock - basic	38,371,713	42,051,987	45,938,507	47,368,849
Weighted-average shares of Class A Common Stock - diluted	38,371,713	42,051,987	45,938,507	47,368,849

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting.

Management determined that as of December 31, 2023, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

(b) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Executive Officers,” “Delinquent Section 16(a) Reports” (if applicable) and “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation” and “Executive Compensation” in the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the 2024 Proxy Statement.

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

(c) Exhibits

The exhibits listed below are filed as part of this Annual Report, or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 26, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 11, 2022)

10.1

Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC Agreement dated as of July 21, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Periodic Report on Form 10-Q filed August 13, 2021).

10.2	Tax Receivable Agreement dated as of July 21, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Periodic Report on Form 10-Q filed on August 13, 2021).

10.3

Zevia PBC Eleventh Amended and Restated Registration Rights Agreement dated July 21, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Periodic Report on Form 10-Q, filed on August 13, 2021).

10.4

Form of Indemnification Agreement entered into with Directors and Executive Officers (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A filed on July 12, 2021).

10.5#	Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on July 26, 2021).

10.6#

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on July 26, 2021).

10.7#

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on July 26, 2021).

10.8#	Zevia 2020 Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.9#

Form of Zevia LLC Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (2020) (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.10#

Form of Zevia LLC Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (2021) (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.11#

Form of Zevia LLC First Amendment to Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.12#

Form of Zevia LLC Second Amendment to Notice of Restricted Class C Common Unit Award and Restricted Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.15 of Company’s Annual Report on Form 10-K filed on March 11, 2022).

10.13#

Zevia LLC 2011 Unit Incentive Plan, as amended, and the Form of Unit Option Agreement (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.14#

Form of Zevia LLC 2011 Unit Incentive Plan, as amended, Second Amendment to Unit Option Agreement (incorporated herein by reference to Exhibit 10.17 of Company’s Annual Report on Form 10-K filed on March 11, 2022).

10.15#

Form of Zevia LLC 2011 Unit Incentive Plan, as amended, Third Amendment to Unit Option Agreement (incorporated herein by reference to Exhibit 10.18 of Company’s Annual Report on Form 10-K filed on March 11, 2022).

10.16#

Form of Zevia LLC Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.17#

Form of Zevia LLC First Amendment to Notice of Restricted Phantom Class C Common Unit Award and Restricted Phantom Class C Common Unit Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A filed on July 12, 2021).

10.18

Loan and Security Agreement, dated as of February 22, 2022, by and among Zevia LLC, certain of its subsidiaries from time to time joined hereto as borrowers, the financial institutions party thereto from time to time as Lenders and Bank of America, N.A., a national banking association, as agent for the Lenders thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2022).

10.19#

Amended and Restated Offer Letter dated June 15, 2022, between Zevia PBC and Amy Taylor (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.20#

Amended and Restated Severance Agreement dated June 15, 2022, between Zevia PBC and Amy Taylor (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.21#

Separation Agreement and General Release of Claims between the Company and Quincy B. Troupe (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 7, 2023).

10.22#	Letter Agreement between the Company and Florence Neubauer (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 7, 2023).

10.23#	Severance Agreement between the Company and Florence Neubauer (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on November 7, 2023).

10.24#*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for U.S. Employee SVP+)

10.25#*	Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for U.S. Employee SVP+)

10.26#*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for Board Director)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Zevia PBC Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	March 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor	By:		/s/ Girish Satya
	Name:	Amy E. Taylor		Name:	Girish Satya
	Title:	President and Chief Executive Officer, Director		Title:	Chief Financial Officer
		(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 6, 2024		Date:	March 6, 2024

By:		/s/ Hany Mikhail	By:		/s/ Padraic Spence
	Name:	Hany Mikhail		Name:	Padraic Spence
	Title:	Chief Accounting Officer		Title:	Director and Board Chair
(Principal Accounting Officer)
	Date:	March 6, 2024		Date:	March 6, 2024

By:		/s/ Jacqueline J. Hayes	By:		/s/ David J. Lee
	Name:	Jacqueline J. Hayes		Name:	David J. Lee
	Title:	Director		Title:	Director
	Date:	March 6, 2024		Date:	March 6, 2024

By:		/s/ Rosemary L. Ripley	By:		/s/ Andrew Ruben
	Name:	Rosemary L. Ripley		Name:	Andrew Ruben
	Title:	Director		Title:	Director
	Date:	March 6, 2024		Date:	March 6, 2024

By:		/s/ Julie G. Ruehl	By:		/s/ Justin Shaw
	Name:	Julie G. Ruehl		Name:	Justin Shaw
	Title:	Director		Title:	Director
	Date:	March 6, 2024		Date:	March 6, 2024