Form 10-Q
period 2024-03-31
Zevia PBC
filed 2024-05-08
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40630

Zevia PBC

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2862492
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15821 Ventura Blvd., Suite 135

Encino, CA 91436

(424) 343-2654

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

As of May 1, 2024, there were 58,180,510 shares and 14,117,351 shares outstanding of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2024 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain, logistics, distribution and marketing initiatives, the impact of our Productivity Initiative, including expected restructuring charges, cost savings and other benefits, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand and consumer preferences, ability to effectively compete, ESG-related commitments, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2024 for the period ended December 31, 2023 (“Annual Report”), as well as our subsequent filings with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, including, but not limited to, the following:

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,720	$31,955
Accounts receivable, net	14,048	11,119
Inventories	30,621	34,550
Prepaid expenses and other current assets	3,965	5,063
Total current assets	77,354	82,687
Property and equipment, net	1,902	2,109
Right-of-use assets under operating leases, net	1,812	1,959
Intangible assets, net	3,435	3,523
Other non-current assets	560	579
Total assets	$85,063	$90,857
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,045	$21,169
Accrued expenses and other current liabilities	8,153	5,973
Current portion of operating lease liabilities	592	575
Total current liabilities	27,790	27,717
Operating lease liabilities, net of current portion	1,216	1,373
Total liabilities	29,006	29,090
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 58,135,308 and 54,220,017 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	58	54
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 14,117,351 and 17,283,177 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	14	17
Additional paid-in capital	187,366	191,144
Accumulated deficit	(107,161)	(101,337)
Total Zevia PBC stockholders’ equity	80,277	89,878
Noncontrolling interests	(24,220)	(28,111)
Total equity	56,057	61,767
Total liabilities and equity	$85,063	$90,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Net sales	$38,799	$43,300
Cost of goods sold	21,080	23,195
Gross profit	17,719	20,105
Operating expenses:
Selling and marketing	15,070	11,912
General and administrative	8,115	8,645
Equity-based compensation	1,489	2,380
Depreciation and amortization	328	419
Total operating expenses	25,002	23,356
Loss from operations	(7,283)	(3,251)
Other income, net	97	340
Loss before income taxes	(7,186)	(2,911)
Provision for income taxes	13	1
Net loss and comprehensive loss	(7,199)	(2,912)
Loss attributable to noncontrolling interest	1,375	821
Net loss attributable to Zevia PBC	$(5,824)	$(2,091)

Net loss per share attributable to common stockholders
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.04)

Weighted average common shares outstanding
Basic	55,890,168	49,372,874
Diluted	55,890,168	72,250,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2024	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767
Vesting and release of common stock under equity incentive plans, net	743,465	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,165,826	3	(3,165,826)	(3)	(5,266)	—	5,266	—
Exercise of stock options	6,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,489	—	—	1,489
Net loss	—	—	—	—	—	(5,824)	(1,375)	(7,199)
Balance at March 31, 2024	58,135,308	$58	14,117,351	$14	$187,366	$(107,161)	$(24,220)	$56,057

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2023	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786
Vesting and release of common stock under equity incentive plans, net	981,902	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	537,991	1	(537,991)	(1)	(724)	—	724	—
Exercise of stock options	30,424	—	—	—	23	—	—	23
Equity-based compensation	—	—	—	—	2,380	—	—	2,380
Net loss	—	—	—	—	—	(2,091)	(821)	(2,912)
Balance at March 31, 2023	49,324,363	$50	21,260,609	$21	$191,402	$(81,934)	$(28,262)	$81,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities:
Net loss	$(7,199)	$(2,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	147	142
Depreciation and amortization	328	419
Gain on disposal of property, equipment and software, net	(12)	—
Amortization of debt issuance cost	19	19
Equity-based compensation	1,489	2,380
Changes in operating assets and liabilities:
Accounts receivable, net	(2,929)	(3,239)
Inventories	3,929	(1,374)
Prepaid expenses and other assets	1,098	546
Accounts payable	(2,112)	14,589
Accrued expenses and other current liabilities	2,180	(1,025)
Operating lease liabilities	(140)	(148)
Net cash (used in) provided by operating activities	(3,202)	9,397
Investing activities:
Purchases of property, equipment and software	(33)	(862)
Net cash used in investing activities	(33)	(862)
Financing activities:
Proceeds from revolving line of credit	8,000	—
Repayment of revolving line of credit	(8,000)	—
Proceeds from exercise of stock options	—	23
Net cash provided by financing activities	—	23
Net change from operating, investing, and financing activities	(3,235)	8,558
Cash and cash equivalents at beginning of period	31,955	47,399
Cash and cash equivalents at end of period	$28,720	$55,957

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$—	$71
Conversion of Class B common stock to Class A common stock	$5,266	$724
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,818

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26	$19
Cash paid for income taxes	$20	$52

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024, or for any other interim period or any other future fiscal year. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures, including certain notes, required by U.S. GAAP that are required on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2023 and accompanying notes included in the Annual Report. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the periods presented have been reflected.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, Zevia LLC, that it controls due to ownership of a majority equity interest. All intercompany transactions and balances have been eliminated in consolidation.

The Company owns a majority economic interest in, and operates and controls all of the businesses and affairs of, Zevia LLC. Accordingly, the Company has prepared these accompanying unaudited condensed consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three months ended March 31, 2024 and 2023, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

Use of estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to: net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; adjustments recorded for inventory obsolescence and adjustments made for net realizable value; the incremental borrowing rate for lease liabilities; allowance for doubtful accounts; the useful lives assigned to and the recoverability of intangible assets; realization of deferred tax assets; and the determination of the fair value of equity instruments, including restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

Recent accounting pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the accompanying unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU is effective for private companies for annual periods beginning after December 15, 2025, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of adopting this guidance.

Any other recently issued accounting pronouncements are neither relevant, nor expected to have a material impact on the Company’s financial statements.

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: food and drug stores, grocery stores, natural product stores, specialty outlets, and warehouse clubs; and through natural and online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended March 31,
(in thousands)	2024	2023
Retail sales	$33,900	$36,927
Online/e-commerce	4,899	6,373
Net sales	$38,799	$43,300

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended March 31,
(in thousands)	2024	2023
U.S.	$35,300	$39,347
Canada	3,499	3,953
Net sales	$38,799	$43,300

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of March 31, 2024 or December 31, 2023.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$2,295	$4,714
Finished goods	28,326	29,836
Inventories	$30,621	$34,550

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$1,167	$1,167
Computer equipment	703	677
Furniture and equipment	785	785
Quality control and marketing equipment	1,782	1,782
Assets not yet placed in service	101	101
	4,538	4,512
Less accumulated depreciation	(2,636)	(2,403)
Property and equipment, net	$1,902	$2,109

For the three months ended March 31, 2024 and 2023, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.2 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	March 31, 2024
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.2	$1,164	$(1,016)	$148
Customer relationships	1.5	3,007	(2,720)	287
		4,171	(3,736)	435
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,171	$(3,736)	$3,435

	December 31, 2023
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.4	$1,164	$(978)	$186
Customer relationships	1.7	3,007	(2,670)	337
		4,171	(3,648)	523
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,171	$(3,648)	$3,523

For the three months ended March 31, 2024 and 2023, total amortization expense amounted to $0.1 million and $0.2 million, respectively, including less than $0.1 million and $0.1 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three months ended March 31, 2024 and 2023, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2024	258
2025	170
2026	7
Expected amortization expense for intangible assets with definite lives	$435

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of March 31, 2024, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of March 31, 2024, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space which has a remaining lease term of 33 months. In January 2023, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2026. The Company’s recognized lease costs include:

	Three Months Ended March 31,
(in thousands)	2024	2023
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$184	$184
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

	Three Months Ended March 31,
	2024	2023
Weighted-average remaining lease term (months)	33.0	45.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	March 31, 2024
2024	$527
2025	729
2026	756
Total lease payments	2,012
Less imputed interest	(204)
Present value of lease liabilities	$1,808

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of March 31, 2024, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Management does not believe that the resolution of these matters would have a material impact on the accompanying unaudited condensed consolidated financial statements. The Company has not identified any legal matters where it believes a material loss is reasonably possible.

10. BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid expenses	$1,772	$1,794
Other current assets	2,193	3,269
Total	$3,965	$5,063

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	March 31, 2024	December 31, 2023
Accrued employee compensation benefits	$1,452	$1,526
Accrued direct selling costs	2,544	1,113
Accrued customer paid bottle deposits	2,346	1,734
Accrued other	1,811	1,600
Total	$8,153	$5,973

11. EQUITY-BASED COMPENSATION

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

As of March 31, 2024, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.8 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Stock price	$1.36	$3.00
Exercise Price	1.36	3.00
Expected term (years)(1)	6.25	6.25
Expected volatility (2)	80.3%	62.0%
Risk-Free interest rate (3)	4.1%	3.4%
Dividend yield (4)	0.0%	0.0%

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

The weighted average grant date fair values for stock options granted for the three months ended March 31, 2024 and 2023 was $0.98 and $1.82, respectively.

The following is a summary of stock option activity for the three months ended March 31, 2024:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2024	3,080,903	$3.40
Granted	338,773	$1.36
Exercised	(6,000)	$0.03
Forfeited and expired	(34,006)	$10.17
Balance as of March 31, 2024	3,379,670	$3.13	7.8	$706
Exercisable at the end of the period	1,430,484	$2.73	6.3	$706
Vested and expected to vest	3,379,670	$3.13	7.8	$706

The total intrinsic values of stock options exercised during the three months ended March 31, 2024 was less than $0.1 million.

As of March 31, 2024, total unrecognized compensation expense related to unvested stock options was $3.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of March 31, 2024, the remaining service period of the awards is 10 months.

The following is a summary of RSU activity for the three months ended March 31, 2024:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2024	2,174,053	$3.68
Granted	2,398,765	$1.36
Vested	(459,303)	$3.75
Forfeited	(19,905)	$2.90
Balance unvested at March 31, 2024	4,093,610	$2.32	$4,790
Expected to vest at March 31, 2024	4,093,610	$2.32	$4,790

As of March 31, 2024, total unrecognized compensation expense related to unvested RSUs was $7.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

As of March 31, 2024, there were 309,510 of RSUs outstanding which vested in 2022 but are subjected to a deferred settlement provision over the next year and therefore have not been released. As a result, these RSUs are not included in the table above.

12. SEGMENT REPORTING

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

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended March 31,
	2024	2023
Customer A	12%	15%
Customer B	*	10%
Customer C	12%	13%

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	March 31, 2024	December 31, 2023
Customer B	*	13%
Customer D	15%	*
Customer I	*	18%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended March 31,
	2024	2023
Vendor A	*	23%
Vendor B	*	20%
Vendor C	*	12%
Vendor D	42%	*
Vendor E	31%	*
Vendor F	20%	*

The increase in vendor concentration during the three months ended March 31, 2024 was driven by the changes made in our supply chain whereby our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods.

* Less than 10% of total net sales, accounts receivable, net or raw material and finished goods purchases in the respective periods.

14. LOSS PER SHARE

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended March 31,
	2024		2023
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(7,199)		$(2,912)
Less: net loss attributable to non-controlling interests	1,375		821
Add: adjustment to reallocate net loss to controlling interest	70	(1)	597	(1)
Net loss to Zevia PBC - basic	$(5,754)		$(1,494)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	55,531,430		48,336,489
Add: weighted average shares of vested and unreleased RSUs	358,738	(2)	1,036,385	(2)
Weighted-average basic and diluted shares	55,890,168		49,372,874

Loss per share of Class A common stock – basic	$(0.10)		$(0.03)

Diluted net loss per share:
Numerator:
Net loss attributable to Zevia PBC - basic	$(5,754)		$(1,494)
Add: Loss attributable to noncontrolling interest upon assumed conversion	—	(3)	(1,418)
Net loss and comprehensive loss - diluted	$(5,754)		$(2,912)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	55,890,168		49,372,874
Dilutive effect of incremental shares for conversion of Class B units	—	(3)	21,631,225
Dilutive effect of stock options	—	(3)	844,882
Dilutive effect of restricted stock units	—	(3)	401,357
Weighted-average diluted shares	55,890,168		72,250,338

Loss per share of Class A common stock – diluted	$(0.10)	(3)	$(0.04)

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

(3) There was no assumed conversion for Class B nor diluted effect of options and RSUs for the three months ended March 31, 2024 as they were anti-dilutive.

The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	16,239,498	—
Stock options	3,127,305	1,510,563
Restricted stock units	2,582,758	1,486,597

15. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 80.5% and 75.8% as of March 31, 2024 and December 31, 2023, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 19.5%, due to the full valuation allowance against its deferred tax assets (“DTAs”).

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members of Zevia LLC and the shareholders of blocker companies (“Blocker Companies”) of certain pre-IPO institutional investors (“the Direct Zevia Stockholders”). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in certain mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC’s acquisition of continuing member’s Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of March 31, 2024, the Company believes based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of March 31, 2024; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.4 million and $56.2 million at March 31, 2024 and December 31, 2023, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the three months ended March 31, 2024. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

16. SUBSEQUENT EVENTS

In May 2024, we initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives. As part of the restructuring plan, the Company expects that it will restructure and reduce its current workforce and estimates that it will incur charges of approximately $0.5 million to $0.8 million of costs in the second quarter of 2024 primarily related to employee termination expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other sections of this Quarterly Report and our consolidated financial statements and notes thereto included in our Annual Report. The financial data discussed below reflects the historical results of operations and financial position of the Company. References in this Quarterly Report to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a growth beverage company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, vegan and zero sodium and include a variety of flavors across Soda, Energy Drinks, Organic Tea, and Kids drinks. Our products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers in the food, drug, warehouse club, mass, natural and e-commerce channels and in grocery and natural product stores and specialty outlets. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over 2.0 billion cans of Zevia sold to date.

Key Events During the First Quarter of 2024

Beginning in the first quarter of 2024, our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. We believe this change will allow us to leverage the purchasing power of our contract manufacturers and further diversify, as well as provide us with the flexibility to scale the business. We also onboarded a new global transportation management company in the first quarter of 2024 to support the optimization of the procurement of freight and associated freight management activities to improve our cost management. We believe both of these changes will better optimize our supply chain in order to help support future growth and drive increasing returns as we scale the business.

We experienced delays in the recovery of SKU level distribution at certain retailers during the first quarter of 2024 which was primarily due to a lag effect from supply chain challenges in 2023 that resulted in reduced volumes. We expect it may take time to recover this lost shelf space, however we are focused on winning back distribution in our key accounts and concurrently evolving our route-to-market.

We are launching a regional approach to direct store delivery “DSD” as well as gaining distribution in a limited number of regional convenience chains in the U.S. and Canada. We expect these initiatives to have an immaterial impact to net sales in the near term, however, we expect to obtain certain insights from these routes to position us for potential additional opportunities for future growth and expansion.

In parallel with these evolutions in route-to-market, and with the completion of our brand refresh marketing efforts, we began ramping up investments in consumer marketing outside of the store and we expect that to continue throughout 2024.

Productivity Initiative

In the second quarter of 2024, we began executing a multi-year, broad-based Productivity Initiative designed to realign our cost structure in order to accelerate our route-to-market evolution and build the Zevia Brand. This Productivity Initiative is designed to focus on our most critical initiatives including driving growth and innovation in our highest margin carbonated better for you beverages, re-align our cost structure to support greater investments in the Zevia Brand and improve operational excellence while simplifying processes across the organization.

The Productivity Initiative is projected to result in the following:

•
Costs associated with the Productivity Initiative, including restructuring costs, are expected to be between $0.5 million and $0.8 million during the three months ended June 2024, which primarily includes employee related severance costs.
•
The cash impact of costs related to the Productivity Initiative is expected to be in the range of $0.5 million and $0.8 million for the three months ended June 30, 2024.
•
The Productivity Initiative is expected to result in estimated annualized benefits in the range of $8.0 million to $12.0 million, and we expect to begin seeing these benefits in the third quarter of 2024. These benefits include reduction in costs of goods sold and reduction in operating expenses.

Additional Restructuring Charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative.

Factors Affecting Our Performance

Macroeconomic Environment

In addition to the supply chain challenges discussed above, a number of external factors, including the global economy, global health emergencies, inflationary pressures, relatively high interest rates, volatility in the financial markets, recession fears, financial institution instability, any potential shutdown of the U.S. government, global hostilities, including the military conflicts in Ukraine and Israel and the surrounding areas, and political tensions between the U.S. and China have impacted and may continue to impact transportation, labor, and commodity costs. During the three months ended March 31, 2024, we continued to experience slightly higher operating costs, including logistics, manufacturing and labor costs, which we expect to continue through 2024. These pressures have and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three months ended March 31, 2024 and 2023, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from the sales of our products, including Soda, Energy Drinks, Organic Tea, and Kids drinks, to our customers, which include grocery distributors, national retailers, convenience retailers, natural products retailers, warehouse club retailers and retailers with e-commerce channels, in the U.S. and Canada.

We offer our customers sales incentives that are designed to support the distribution of our products to consumers. These incentives include discounts, trade promotions, price allowances and product placement fees. The amounts for these incentives are deducted from gross sales to arrive at our net sales.

The following factors and trends in our business are expected to be key drivers of our net sales for the foreseeable future:

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

We expect both new distribution and increased organic sales from existing outlets and pricing strategies to contribute to our future growth; however, sales levels in any given period may continue to be impacted by seasonality, increased level of competition, customers efforts to manage inventory, and our ability to fulfill customer demands. During the first quarter of 2024, we experienced delays in the recovery of SKU level distribution at certain retailers which was primarily due to a lag effect from supply chain challenges in 2023 that resulted in reduced volumes. We are also increasing our spend on promotional activity at key accounts during the quarter in order to drive velocity. We expect it may take time to recover this lost shelf space, however we are focused on winning back distribution in our key accounts and concurrently evolving our route-to-market.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long- term sales commitments with our customers.

Cost of Goods Sold

Historically, cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, raw materials, packaging, in-bound freight and logistics and third-party production fees. Beginning in 2024, our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods, therefore, cost of goods sold for the three months ended March 31, 2024 consist of all costs to purchase our product from our contract manufacturers as a finished good.

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

We elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

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

Our selling and marketing expenses are expected to increase in absolute dollars in the long-term, both as a result of the increased warehousing and distribution costs resulting from increased net sales and as a result of increased focus on marketing programs/spend, which we expect to be partially offset by our continued focus on cost improvements in our supply chain. Our selling and marketing expenses are expected to slightly decrease from the prior year in the short-term, largely due to a decrease in logistics expenses compared to the prior year as a result of the historical supply chain logistics challenges encountered during 2023 as well as cost savings initiatives implemented. These cost savings are expected to be partially offset by increased marketing expenses as a result of increased focus on marketing programs.

General and Administrative Expenses

General and administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology and other functions. Our ongoing general and administrative expenses are expected to remain flat in absolute dollars in the near term and as a percentage of net sales over time.

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

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended March 31,
	2024	2023
(in thousands, except per share amounts)
Net sales	$38,799	$43,300
Cost of goods sold	21,080	23,195
Gross profit	17,719	20,105
Operating expenses:
Selling and marketing	15,070	11,912
General and administrative	8,115	8,645
Equity-based compensation	1,489	2,380
Depreciation and amortization	328	419
Total operating expenses	25,002	23,356
Loss from operations	(7,283)	(3,251)
Other income, net	97	340
Loss before income taxes	(7,186)	(2,911)
Provision for income taxes	13	1
Net loss and comprehensive loss	(7,199)	(2,912)
Loss attributable to noncontrolling interest	1,375	821
Net loss attributable to Zevia PBC	$(5,824)	$(2,091)

Net loss per share attributable to common stockholders
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.04)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended March 31,
	2024	2023
Net sales	100%	100%
Cost of goods sold	54%	54%
Gross profit	46%	46%
Operating expenses:
Selling and marketing	39%	28%
General and administrative	21%	20%
Equity-based compensation	4%	5%
Depreciation and amortization	1%	1%
Total operating expenses	64%	54%
Loss from operations	(19)%	(8)%
Other income, net	0%	1%
Loss before income taxes	(19)%	(7)%
Provision for income taxes	0%	0%
Net loss and comprehensive loss	(19)%	(7)%
Loss attributable to noncontrolling interest	4%	2%
Net loss attributable to Zevia PBC	(15)%	(5)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Sales

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Net sales	$38,799	$43,300	$(4,501)	(10.4)%

Net sales were $38.8 million for the three months ended March 31, 2024 as compared to $43.3 million for the three months ended March 31, 2023. Equivalized cases sold were 3.0 million during the three months ended March 31, 2024 as compared to 3.3 million equivalized cases sold during the three months ended March 31, 2023. The decrease in net sales was primarily driven by a decrease in the number of equivalized cases sold, resulting in $4.9 million lower net sales primarily caused by delay in the recovery of SKU level distribution at retail discussed in the Key Events During the First Quarter of 2024 section above, partially offset by pricing increases of $0.4 million. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Cost of goods sold	$21,080	$23,195	$(2,115)	(9.1)%

Cost of goods sold was $21.1 million for the three months ended March 31, 2024 as compared to $23.2 million for the three months ended March 31, 2023. The decrease of $2.1 million, or 9.1%, was primarily due to a 10.4% decrease in the shipment of equivalized cases, resulting in $2.3 million lower costs of goods sold and favorable product mix of $0.6 million, partially offset by unfavorable unit costs of $1.0 million primarily driven by investments in pack-specific enhanced visuals to improve on-shelf visibility.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Gross profit	$17,719	$20,105	$(2,386)	(11.9)%
Gross margin	45.7%	46.4%		(0.8)%

Gross profit was $17.7 million for the three months ended March 31, 2024 as compared to $20.1 million for the three months ended March 31, 2023. The decrease in gross profit of $2.4 million, or 11.9%, was primarily driven by lower volumes, and unfavorable unit costs, partially offset by favorable product mix.

Gross margin for the three months ended March 31, 2024 decreased to 45.7% from 46.4% in the prior-year period. The decrease was primarily due to unfavorable unit costs and increased spend on promotional activity at key accounts, partially offset by favorable product mix.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Selling and marketing expenses	$15,070	$11,912	$3,158	26.5%

Selling and marketing expenses were $15.1 million for the three months ended March 31, 2024 as compared to $11.9 million for the three months ended March 31, 2023. The increase of $3.2 million, or 26.5%, was primarily due to $1.0 million of higher freight and freight transfer costs related to increased levels of inventory production, and $1.7 million of higher warehousing costs resulting from increased level of storage costs driven by higher levels of inventory. Marketing expenses increased $0.5 million as a result of investments made to drive brand awareness as discussed in the Key Events During the First Quarter of 2024 section above.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	Percentage
General and administrative expenses	$8,115	$8,645	$(530)	(6.1)%

General and administrative expenses were $8.1 million for the three months ended March 31, 2024 as compared to $8.6 million for the three months ended March 31, 2023. The decrease of $0.5 million, or 6.1%, was primarily driven by a decrease in employee costs.

Equity-Based Compensation Expenses

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Equity-based compensation	$1,489	$2,380	$(891)	(37.4)%

Equity-based compensation expense was $1.5 million for the three months ended March 31, 2024 as compared to $2.4 million for the three months ended March 31, 2023, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $0.9 million was primarily driven by a $1.0 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expense related to new equity awards granted.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of March 31, 2024, we had $28.7 million in cash and cash equivalents. We believe that our cash and cash equivalents as of March 31, 2024, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $66.3 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $56.4 million through 2037.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of March 31, 2024, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of March 31, 2024, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(3,202)	$9,397
Investing activities	$(33)	$(862)
Financing activities	$—	$23

Net Cash (Used in) Provided by Operating Activities

Our cash flows (used in) provided by operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $3.2 million for the three months ended March 31, 2024 was primarily driven by a net loss of $7.2 million, partially offset by non-cash expenses of $2.0 million primarily related to equity-based compensation and depreciation and amortization expense, and a net increase in cash related to changes in operating assets and liabilities of $2.0 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $3.9 million as a result of managing inventory levels, a decrease in prepaid expenses and other assets of $1.1 million largely due to a decrease in prepaid deposits related to the sale of raw materials, and an increase of $0.1 million in accounts payable, accrued expenses and other current liabilities due to timing of purchases and increased production of inventory, partially offset by an increase in accounts receivable of $2.9 million due to timing of sales.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $33 thousand for the three months ended March 31, 2024 was primarily due to purchases of property and equipment used in ongoing operations.

Net cash used in investing activities of $0.9 million for the three months ended March 31, 2023 was primarily due to purchases of property, equipment, and software of $0.9 million for leasehold improvements and computer equipment and software used in ongoing operations.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $0.0 million for the three months ended March 31, 2024 was due to proceeds from the revolving line of credit of $8 million which was repaid in the same period.

Net cash provided by financing activities of $23 thousand for the three months ended March 31, 2023 was due to proceeds from the exercise of stock options.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss and comprehensive loss	$(7,199)	$(2,912)
Other income, net*	(97)	(340)
Provision for income taxes	13	1
Depreciation and amortization	328	419
Equity-based compensation	1,489	2,380
Adjusted EBITDA	$(5,466)	$(452)

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

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of March 31, 2024, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of March 31, 2024. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

We expect to satisfy these commitments through a combination of cash on hand and cash generated from sales of our products.

Critical Accounting Policies and Estimates

Our accompanying unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes to our critical accounting policies from those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report for a discussion of recently issued accounting pronouncements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, inflation and commodities as follows:

Raw Material and Finished Goods Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. Our stevia leaf extract is procured by our contract manufacturers and sourced from a large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into effective October 15, 2023 which includes fixed pricing for the duration of the term. During 2023, we also tested and approved the use of another stevia leaf extract supplier, whose stevia leaf is derived from a region different than the above supplier. We continue to seek to diversify to alternative sources of supply to mitigate potential supply disruptions. However, there can be no assurance that we will be able to secure alternative sources of supply. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

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

During the first quarter of 2024, the Company changed its supply chain process whereby our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the three months ended March 31, 2024, we had three vendors accounting for approximately 93% of our total raw material and finished goods purchases. Refer to Note 13, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying unaudited condensed consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three months ended March 31, 2024 and 2023, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Internal Control over Financial Reporting

Management determined that as of March 31, 2024, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. [Reserved]

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1#	Letter Agreement dated February 7, 2024 between the Company and Girish Satya.

10.2#	Severance Agreement dated February 21, 2024 between the Company and Girish Satya.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	May 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	May 8, 2024

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer
(Principal Financial Officer)
	Date:	May 8, 2024

By:		/s/ Hany Mikhail
	Name:	Hany Mikhail
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
	Date:	May 8, 2024