Form 10-Q
period 2024-06-30
Zevia PBC
filed 2024-08-07
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 1, 2024, there were 59,068,612 shares and 13,643,993 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives, the impact of our Productivity Initiative, including expected restructuring charges, cost savings and other benefits, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand and consumer preferences, ability to effectively compete, ESG-related commitments, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,942	$31,955
Accounts receivable, net	11,351	11,119
Inventories	22,254	34,550
Prepaid expenses and other current assets	2,952	5,063
Total current assets	65,499	82,687
Property and equipment, net	1,709	2,109
Right-of-use assets under operating leases, net	1,662	1,959
Intangible assets, net	3,363	3,523
Other non-current assets	541	579
Total assets	$72,774	$90,857
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,129	$21,169
Accrued expenses and other current liabilities	8,456	5,973
Current portion of operating lease liabilities	610	575
Total current liabilities	21,195	27,717
Operating lease liabilities, net of current portion	1,056	1,373
Total liabilities	22,251	29,090
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 59,003,298 and 54,220,017 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	59	54
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 13,643,993 and 17,283,177 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	14	17
Additional paid-in capital	187,969	191,144
Accumulated deficit	(113,052)	(101,337)
Total Zevia PBC stockholders’ equity	74,990	89,878
Noncontrolling interests	(24,467)	(28,111)
Total equity	50,523	61,767
Total liabilities and equity	$72,774	$90,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net sales	$40,426	$42,241	$79,225	$85,541
Cost of goods sold	23,484	22,549	44,564	45,744
Gross profit	16,942	19,692	34,661	39,797
Operating expenses:
Selling and marketing	13,622	16,100	28,692	28,012
General and administrative	7,694	6,207	15,809	14,852
Equity-based compensation	1,427	2,358	2,916	4,738
Depreciation and amortization	403	404	731	823
Restructuring	865	—	865	—
Total operating expenses	24,011	25,069	49,013	48,425
Loss from operations	(7,069)	(5,377)	(14,352)	(8,628)
Other income, net	142	403	239	743
Loss before income taxes	(6,927)	(4,974)	(14,113)	(7,885)
Provision for income taxes	34	35	47	36
Net loss and comprehensive loss	(6,961)	(5,009)	(14,160)	(7,921)
Loss attributable to noncontrolling interest	1,070	1,078	2,445	1,899
Net loss attributable to Zevia PBC	$(5,891)	$(3,931)	$(11,715)	$(6,022)

Net loss per share attributable to common stockholders
Basic	$(0.10)	$(0.08)	$(0.20)	$(0.11)
Diluted	$(0.10)	$(0.08)	$(0.20)	$(0.11)

Weighted average common shares outstanding
Basic	58,653,413	50,094,096	57,285,039	49,735,478
Diluted	58,653,413	50,094,096	57,285,039	49,735,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2024	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767
Vesting and release of common stock under equity incentive plans, net	743,465	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,165,826	3	(3,165,826)	(3)	(5,266)	—	5,266	—
Exercise of stock options	6,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,489	—	—	1,489
Net loss	—	—	—	—	—	(5,824)	(1,375)	(7,199)
Balance at March 31, 2024	58,135,308	$58	14,117,351	$14	$187,366	$(107,161)	$(24,220)	$56,057
Vesting and release of common stock under equity incentive plans, net	385,632	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	473,358	—	(473,358)	—	(823)	—	823	—
Exercise of stock options	9,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,427	—	—	1,427
Net loss	—	—	—	—	—	(5,891)	(1,070)	(6,961)
Balance at June 30, 2024	59,003,298	$59	13,643,993	$14	$187,969	$(113,052)	$(24,467)	$50,523

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2023	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786
Vesting and release of common stock under equity incentive plans, net	981,902	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	537,991	1	(537,991)	(1)	(724)	—	724	—
Exercise of stock options	30,424	—	—	—	23	—	—	23
Equity-based compensation	—	—	—	—	2,380	—	—	2,380
Net loss	—	—	—	—	—	(2,091)	(821)	(2,912)
Balance at March 31, 2023	49,324,363	$50	21,260,609	$21	$191,402	$(81,934)	$(28,262)	$81,277
Vesting and release of common stock under equity incentive plans, net	436,722	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	5,635	—	(5,635)	—	(8)	—	8	—
Exercise of stock options	8,669	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,358	—	—	2,358
Net loss	—	—	—	—	—	(3,931)	(1,078)	(5,009)
Balance at June 30, 2023	49,775,389	$50	21,254,974	$21	$193,752	$(85,865)	$(29,332)	$78,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(14,160)	$(7,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	297	281
Depreciation and amortization	731	823
(Gain) loss on disposal of property, equipment and software, net	(9)	3
Amortization of debt issuance cost	38	38
Equity-based compensation	2,916	4,738
Changes in operating assets and liabilities:
Accounts receivable, net	(232)	(5,860)
Inventories	12,296	(10,020)
Prepaid expenses and other assets	2,111	554
Accounts payable	(9,109)	20,171
Accrued expenses and other current liabilities	2,483	(1,447)
Operating lease liabilities	(282)	(289)
Net cash (used in) provided by operating activities	(2,920)	1,071
Investing activities:
Purchases of property, equipment and software	(93)	(1,532)
Proceeds from sales of property, equipment and software	—	69
Net cash used in investing activities	(93)	(1,463)
Financing activities:
Proceeds from revolving line of credit	8,000	—
Repayment of revolving line of credit	(8,000)	—
Proceeds from exercise of stock options	—	23
Net cash provided by financing activities	—	23
Net change from operating, investing, and financing activities	(3,013)	(369)
Cash and cash equivalents at beginning of period	31,955	47,399
Cash and cash equivalents at end of period	$28,942	$47,030

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$81	$23
Conversion of Class B common stock to Class A common stock	$6,089	$732
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,818

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47	$39
Cash paid for income taxes	$79	$70

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three and six months ended June 30, 2024 and 2023, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: food and drug stores, grocery stores, natural product stores, specialty outlets, and warehouse clubs; and through natural, convenience, and online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Retail sales	$36,757	$38,065	$70,658	$74,991
Online/e-commerce	3,669	4,176	8,567	10,550
Net sales	$40,426	$42,241	$79,225	$85,541

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
U.S.	$35,925	$37,840	$71,226	$77,187
Canada	4,501	4,401	7,999	8,354
Net sales	$40,426	$42,241	$79,225	$85,541

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of June 30, 2024 or December 31, 2023.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$1,769	$4,714
Finished goods	20,485	29,836
Inventories	$22,254	$34,550

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$1,167	$1,167
Computer equipment	695	677
Furniture and equipment	785	785
Quality control and marketing equipment	1,754	1,782
Assets not yet placed in service	134	101
	4,535	4,512
Less accumulated depreciation	(2,826)	(2,403)
Property and equipment, net	$1,709	$2,109

For the three months ended June 30, 2024 and 2023, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.6 million and $0.5 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	June 30, 2024
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.1	$1,180	$(1,053)	$127
Customer relationships	1.3	3,007	(2,771)	236
		4,187	(3,824)	363
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,187	$(3,824)	$3,363

	December 31, 2023
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.4	$1,164	$(978)	$186
Customer relationships	1.7	3,007	(2,670)	337
		4,171	(3,648)	523
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,171	$(3,648)	$3,523

For the three months ended June 30, 2024 and 2023, total amortization expense amounted to $0.1 million and $0.2 million, respectively, including less than $0.1 million and $0.1 million, respectively of amortization expense related to software. For the six months ended June 30, 2024 and 2023, total amortization expense amounted to $0.2 million and $0.3 million, respectively, including $0.1 million and $0.2 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three and six months ended June 30, 2024 and 2023, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2024	174
2025	175
2026	14
Expected amortization expense for intangible assets with definite lives	$363

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of June 30, 2024, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of June 30, 2024, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space which has a remaining lease term of 30 months. In January 2023, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2026. The Company’s recognized lease costs include:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$183	$183	$366	$367
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents information about our weighted average discount rate and remaining lease term as of:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (months)	30.0	36.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	June 30, 2024
2024	$351
2025	729
2026	756
Total lease payments	1,836
Less imputed interest	(170)
Present value of lease liabilities	$1,666

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of June 30, 2024, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

10. BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid expenses	$1,434	$1,794
Other current assets	1,518	3,269
Total	$2,952	$5,063

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	June 30, 2024	December 31, 2023
Accrued employee compensation benefits	$1,998	$1,526
Accrued direct selling costs	2,422	1,113
Accrued customer paid bottle deposits	2,466	1,734
Accrued other	1,570	1,600
Total	$8,456	$5,973

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

As of June 30, 2024, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.2 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Stock price	$1.36	$3.01
Exercise price	1.36	3.01
Expected term (years)(1)	6.25	6.25
Expected volatility (2)	80.3%	61.9%
Risk-free interest rate (3)	4.1%	3.4%
Dividend yield (4)	0.0%	0.0%

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

The weighted average grant date fair values for stock options granted for the six months ended June 30, 2024 and 2023 was $0.98 and $1.82, respectively.

The following is a summary of stock option activity for the six months ended June 30, 2024:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding balance as of January 1, 2024	3,080,903	$3.40
Granted	338,773	$1.36
Exercised	(15,000)	$0.03
Forfeited and expired	(71,250)	$6.64
Balance as of June 30, 2024	3,333,426	$3.14	7.4	$398
Exercisable at the end of the period	1,429,091	$2.80	5.8	$398
Vested and expected to vest	3,333,426	$3.14	7.4	$398

The total intrinsic values of stock options exercised during the six months ended June 30, 2024 was less than $0.1 million.

As of June 30, 2024, total unrecognized compensation expense related to unvested stock options was $2.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of June 30, 2024, the remaining service period of the awards is 7 months.

The following is a summary of RSU activity for the six months ended June 30, 2024:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2024	2,174,053	$3.68
Granted	3,186,163	$1.23
Vested	(761,501)	$4.00
Forfeited	(214,355)	$2.11
Balance unvested at June 30, 2024	4,384,360	$1.92	$2,960
Expected to vest at June 30, 2024	4,384,360	$1.92	$2,960

As of June 30, 2024, total unrecognized compensation expense related to unvested RSUs was $6.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

As of June 30, 2024, there were 226,076 of RSUs outstanding which vested in 2022 but are subjected to a deferred settlement provision over the next year and therefore have not been released. As a result, these RSUs are not included in the table above.

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

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	16%	11%	14%	13%
Customer B	11%	13%	11%	12%
Customer C	*	*	10%	11%

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	June 30, 2024	December 31, 2023
Customer B	*	13%
Customer D	17%	*
Customer H	11%	*
Customer I	*	18%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Vendor A	*	22%	*	22%
Vendor B	*	16%	*	18%
Vendor C	*	16%	*	14%
Vendor D	33%	*	38%	*
Vendor E	23%	*	28%	*
Vendor F	27%	*	23%	*
Vendor G	*	12%	*	*

The increase in vendor concentration during the three and six months ended June 30, 2024 was driven by the changes made in our supply chain whereby our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(6,961)		$(5,009)		$(14,160)		$(7,921)
Less: net loss attributable to non-controlling interests	1,070		1,078		2,445		1,899
Add: adjustment to reallocate net loss to controlling interest	15	(1)	(9)	(1)	72	(1)	584	(1)
Net loss to Zevia PBC - basic	$(5,876)		$(3,940)		$(11,643)		$(5,438)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	58,403,791		49,450,622		56,967,610		48,896,633
Add: weighted average shares of vested and unreleased RSUs	249,622	(2)	643,474	(2)	317,429	(2)	838,844	(2)
Weighted-average basic and diluted shares	58,653,413		50,094,096		57,285,039		49,735,478

Loss per share of Class A common stock – basic	$(0.10)		$(0.08)		$(0.20)		$(0.11)
Loss per share of Class A common stock – diluted	$(0.10)		$(0.08)		$(0.20)		$(0.11)

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

The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	13,997,711	21,258,875	15,118,605	21,444,021
Stock options	3,355,856	3,922,609	3,241,580	3,434,584
Restricted stock units	4,027,328	3,086,210	3,305,043	2,845,788

15. RESTRUCTURING

Restructuring

In May 2024, we initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives. As a result, we recognized $0.9 million of costs primarily related to employee termination expenses and costs to exit two of our third-party warehouse and distribution facilities in the second quarter of 2024. These amounts are included under restructuring in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative, which we expect to be substantially completed by the end of 2024.

As of June 30, 2024, accrued restructuring costs of $0.5 million are included under accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. These expenses are expected to be substantially paid by the end of 2024.

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 81.2% and 75.8% as of June 30, 2024 and December 31, 2023, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 18.8%, due to the full valuation allowance against its deferred tax assets (“DTAs”).

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

As of June 30, 2024, the Company believes based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of June 30, 2024; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.4 million and $56.2 million at June 30, 2024 and December 31, 2023, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the six months ended June 30, 2024. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

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

Key Events During the First Half of 2024

We have experienced delays in the recovery of SKU level distribution at certain retailers during the first half of 2024 which was primarily due to a lag effect from supply chain challenges in 2023 as well as from increased competition within the category, that resulted in reduced volumes. We are focused on building distribution in our key accounts and concurrently evolving our route-to-market, however we expect it will take time to regain placement and SKU level distribution in an increasingly competitive environment.

We launched a regional approach to direct store delivery “DSD” as well as gained distribution in a limited number of regional convenience chains in the U.S. and Canada. We are still in the early stages, however we expect these initiatives to have an immaterial impact to net sales in the near term. We expect to obtain certain insights from these routes to position us for potential additional opportunities for future growth and expansion.

In parallel with these evolutions in route-to-market, we began ramping up investments in consumer marketing outside of the store and increased our marketing spend in the second quarter, investing in brand awareness and building the “marketing flywheel”, as well as increased our spend on promotional activity at key accounts during the quarter in order to drive velocity, which we expect to continue throughout 2024.

Beginning in the first half of 2024, our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. We believe this change will allow us to leverage the purchasing power of our contract manufacturers and further diversify, as well as provide us with the flexibility to scale the business. We also onboarded a new global transportation management company to support the optimization of the procurement of freight and associated freight management activities to improve our cost management. We believe both of these changes will better optimize our supply chain in order to help support future growth and drive increasing returns as we scale the business.

Productivity Initiative

In the second quarter of 2024, we began executing a multi-year, broad-based Productivity Initiative designed to realign our cost structure in order to accelerate our route-to-market evolution and continue to build the Zevia Brand. This Productivity Initiative is designed to focus on our most critical initiatives including driving growth and innovation in our highest margin carbonated better for you beverages, re-align our cost structure to support greater investments in the Zevia Brand and improve operational excellence while simplifying processes across the organization.

The Productivity Initiative resulted in the following:

•
Costs associated with the Productivity Initiative, including restructuring costs, were $0.9 million during the three and six months ended June 2024, which primarily includes employee related severance costs as well as costs related to exiting two of our third-party warehouse and distribution facilities.
•
The Productivity Initiative is expected to result in estimated annualized benefits in the range of $8.0 million to $12.0 million, and we began seeing these benefits in the second quarter of 2024. These benefits include reduction in costs of goods sold and reduction in operating expenses.

Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative, which we expect to be substantially completed by the end of 2024.

NYSE Notice

On June 26, 2024, we received formal notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within such cure period, the NYSE may commence delisting proceedings.

The notice does not affect our ongoing business operations or our SEC reporting requirements.

For more information, see the section titled “Item 1A. Risk Factors—We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to sell their shares.”

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

The following summarizes the components of our results of operations for the three and six months ended June 30, 2024 and 2023, respectively.

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

We expect our future growth to be driven by a combination of new distribution, increased organic sales from existing outlets, package and product innovation, and continued pricing strength; however, sales levels in any given period may continue to be impacted by seasonality, increased level of competition, customers efforts to manage inventory, and our ability to fulfill customer demands. During the first half of 2024, we experienced delays in the recovery of SKU level distribution at certain retailers which was primarily due to a lag effect from supply chain challenges in 2023 as well as increased competition within the category, that resulted in reduced volumes. We are also increasing our spend on promotional activity at key accounts in order to drive velocity. We are focused on building distribution in our key accounts and concurrently evolving our route-to-market, however we expect it will take time to regain placement and SKU level distribution in an increasingly competitive environment.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long- term sales commitments with our customers.

Cost of Goods Sold

Historically, cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, raw materials, packaging, in-bound freight and logistics and third-party production fees. Beginning in the first quarter of 2024, our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods, therefore, cost of goods sold for the three and six months ended June 30, 2024 consist of all costs to purchase our product from our contract manufacturers as a finished good.

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Our results of operations depend on our contract manufacturers’ ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long-term contracts with certain suppliers of stevia and certain third-party contract manufacturers governing quality control, regulatory compliance, pricing and other terms, but these contracts generally do not guarantee any minimum purchase commitments to our third-party contract manufacturers. Our third-party contract manufacturers procure packaging and ingredient materials to manufacture our products according to our submitted rolling forecasts, with the initial three months of each forecast generally constituting our purchase commitment.

We expect our cost of goods sold to increase in absolute dollars as our volume increases, however, decrease over time as a percentage of net sales as a result of the Productivity Initiative, our continued focus on cost and efficiency improvements, and as we realize the benefit of scale.

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

Gross Profit

Gross profit consists of our net sales less costs of goods sold. Our gross profit and gross margin are affected by the mix of distribution channels of our net sales in each period, as well as the level of discounts and promotions offered during the period. Gross profit may be favorably impacted by leveraging our asset-light business model and through increased distribution direct to retailers, the increased scale of our business, our Productivity Initiative, and our continued focus on cost and efficiency improvements.

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

Our selling expenses are expected to increase in absolute dollars in the long-term as a result of increased warehousing and distribution costs resulting from increased net sales, but decrease as a percentage of sales over time as a result of our Productivity Initiative and our continued focus on cost improvements in our supply chain. Our selling expenses are expected to decrease from the prior year in the short-term, largely due to a decrease in logistics expenses compared to the prior year as a result of the historical supply chain logistics challenges encountered during 2023 as well as a result of the Productivity Initiative.

Marketing expenses are expected to increase as we invest in in brand awareness, which are expected to be partially funded by the selling expense cost savings.

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

Equity-Based Compensation Expenses

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

Restructuring Expenses

Restructuring expenses include employee severance and benefit costs to terminate a specified number of employees as well as costs to exit two of our third-party warehouse and distribution facilities designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives.

Other income, net

Other income, net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands, except per share amounts)
Net sales	$40,426	$42,241	$79,225	$85,541
Cost of goods sold	23,484	22,549	44,564	45,744
Gross profit	16,942	19,692	34,661	39,797
Operating expenses:
Selling and marketing	13,622	16,100	28,692	28,012
General and administrative	7,694	6,207	15,809	14,852
Equity-based compensation	1,427	2,358	2,916	4,738
Depreciation and amortization	403	404	731	823
Restructuring	865	—	865	—
Total operating expenses	24,011	25,069	49,013	48,425
Loss from operations	(7,069)	(5,377)	(14,352)	(8,628)
Other income, net	142	403	239	743
Loss before income taxes	(6,927)	(4,974)	(14,113)	(7,885)
Provision for income taxes	34	35	47	36
Net loss and comprehensive loss	(6,961)	(5,009)	(14,160)	(7,921)
Loss attributable to noncontrolling interest	1,070	1,078	2,445	1,899
Net loss attributable to Zevia PBC	$(5,891)	$(3,931)	$(11,715)	$(6,022)

Net loss per share attributable to common stockholders
Basic	$(0.10)	$(0.08)	$(0.20)	$(0.11)
Diluted	$(0.10)	$(0.08)	$(0.20)	$(0.11)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Cost of goods sold	58%	53%	56%	53%
Gross profit	42%	47%	44%	47%
Operating expenses:
Selling and marketing	34%	38%	36%	33%
General and administrative	19%	15%	20%	17%
Equity-based compensation	4%	6%	4%	6%
Depreciation and amortization	1%	1%	1%	1%
Restructuring	2%	0%	1%	0%
Total operating expenses	59%	59%	62%	57%
Loss from operations	(17)%	(13)%	(18)%	(10)%
Other income, net	0%	1%	0%	1%
Loss before income taxes	(17)%	(12)%	(18)%	(9)%
Provision for income taxes	0%	0%	0%	0
Net loss and comprehensive loss	(17)%	(12)%	(18)%	(9)%
Loss attributable to noncontrolling interest	3%	3%	3%	2%
Net loss attributable to Zevia PBC	(15)%	(9)%	(15)%	(7)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net Sales

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Net sales	$40,426	$42,241	$(1,815)	(4.3)%

Net sales were $40.4 million for the three months ended June 30, 2024 as compared to $42.2 million for the three months ended June 30, 2023. Equivalized cases sold were 3.1 million during the three months ended June 30, 2024 as compared to 3.3 million equivalized cases sold during the three months ended June 30, 2023. The decrease in net sales was primarily driven by a decrease in the number of equivalized cases sold, resulting in $4.2 million lower net sales primarily caused by delay in the recovery of SKU level distribution at retail discussed above in the Key Events During the First Half of 2024 section as well as lost distribution in our club channel, partially offset by pricing increases of $2.4 million which is inclusive of greater promotional levels at retailers. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Cost of goods sold	$23,484	$22,549	$935	4.1%

Cost of goods sold was $23.5 million for the three months ended June 30, 2024 as compared to $22.5 million for the three months ended June 30, 2023. The increase of $0.9 million, or 4.1%, was largely due to higher inventory write-downs primarily related to club specific excess inventory driven by lost distribution of $1.4 million as well as unfavorable unit costs of $1.0 million primarily driven by investments in enhanced package-specific designs to improve on-shelf visibility and drive brand awareness, partially offset by a 5.9% decrease in the shipment of equivalized cases, resulting in $1.3 million lower costs of goods sold and favorable product mix of $0.2 million.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Gross profit	$16,942	$19,692	$(2,750)	(14.0)%
Gross margin	41.9%	46.6%		(4.7)%

Gross profit was $16.9 million for the three months ended June 30, 2024 as compared to $19.7 million for the three months ended June 30, 2023. The decrease in gross profit of $2.8 million, or 14.0%, was primarily driven by lower volumes, higher inventory write-downs, unfavorable unit costs, and increased spend on promotional activity at key accounts.

Gross margin for the three months ended June 30, 2024 declined to 41.9% from 46.6% in the prior-year period. The decrease was primarily due to inventory write-downs, unfavorable unit costs and increased spend on promotional activity at key accounts.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Selling and marketing expenses	$13,622	$16,100	$(2,478)	(15.4)%

Selling and marketing expenses were $13.6 million for the three months ended June 30, 2024 as compared to $16.1 million for the three months ended June 30, 2023. The decrease of $2.5 million, or 15.4%, was primarily due to $2.3 million of lower freight transfer costs as a result of the impact of supply chain logistics challenges in the prior year, decrease in repackaging costs of $1.2 million due to the automation of certain processes, a decrease in freight costs of $0.3 million due to lower volume, and a decrease in warehousing costs of $0.1 million due to the consolidation of warehouses. These decreases were partially offset by higher marketing expenses of $1.4 million as a result of investments made to drive brand awareness discussed above in the Key Events During the First Half of 2024 section.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
General and administrative expenses	$7,694	$6,207	$1,487	24.0%

General and administrative expenses were $7.7 million for the three months ended June 30, 2024 as compared to $6.2 million for the three months ended June 30, 2023. The increase of $1.5 million, or 24.0%, was primarily driven by the benefit of an accrual reversal related to employee costs of $1.3 million in the second quarter of 2023, as well as higher employee costs of $0.4 million, partially offset by a decrease in costs of $0.2 million as a result of our Productivity Initiative discussed above in the Key Events During the First Half of 2024 section.

Equity-Based Compensation Expenses

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Equity-based compensation expenses	$1,427	$2,358	$(931)	(39.5)%

Equity-based compensation expenses were $1.4 million for the three months ended June 30, 2024 as compared to $2.4 million for the three months ended June 30, 2023, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $0.9 million was primarily driven by a $1.0 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expenses related to new equity awards granted.

Restructuring Expenses

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Restructuring expenses	$865	$—	$865	100.0%

Restructuring expenses were $0.9 million the three months ended June 30, 2024 which primarily includes employee related severance costs as well as costs to exit two of our third-party warehouse and distribution facilities.

Six months Ended June 30, 2024, Compared to Six months Ended June 30, 2023

Net Sales

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Net sales	$79,225	$85,541	$(6,316)	(7.4)%

Net sales were $79.2 million for the six months ended June 30, 2024 as compared to $85.5 million for the six months ended June 30, 2023. Equivalized cases sold were 6.0 million during the six months ended June 30, 2024 as compared to 6.6 million equivalized cases sold during the six months ended June 30, 2023. The decrease in net sales was primarily driven by a decrease in the number of equivalized cases sold, resulting in $8.6 million lower net sales primarily caused by delay in the recovery of SKU level distribution at retail discussed above in the Key Events During the First Half of 2024 section and lost distribution in our club channel, partially offset by pricing increases of $2.3 million which is inclusive of greater promotional levels at retailers. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Cost of goods sold	$44,564	$45,744	$(1,180)	(2.6)%

Cost of goods sold was $44.6 million for the six months ended June 30, 2024 as compared to $45.7 million for the six months ended June 30, 2023. The decrease of $1.2 million, or 2.6%, was primarily due to a 8.2% decrease in the shipment of equivalized cases, resulting in $3.6 million lower costs of goods sold and favorable product mix of $0.9 million, partially offset by unfavorable unit costs of $2.1 million primarily driven by investments in enhanced package-specific designs to improve on-shelf visibility and drive brand awareness, and higher inventory write-downs primarily related to club specific excess inventory driven by lost distribution of $1.2 million.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Gross profit	$34,661	$39,797	$(5,136)	(12.9)%
Gross margin	43.8%	46.5%		(2.8)%

Gross profit was $34.7 million for the six months ended June 30, 2024 as compared to $39.8 million for the six months ended June 30, 2023. The decrease in gross profit of $5.1 million, or 12.9%, was primarily driven by lower volumes, unfavorable unit costs, and higher inventory write-downs, partially offset by favorable product mix.

Gross margin for the six months ended June 30, 2024 declined to 43.8% from 46.5% in the prior-year period. The decrease was primarily due to unfavorable unit costs, higher inventory write-downs, and increased spend on promotional activity at key accounts, partially offset by favorable product mix.

Selling and Marketing Expenses

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Selling and marketing expenses	$28,692	$28,012	$680	2.4%

Selling and marketing expenses were $28.7 million for the six months ended June 30, 2024 as compared to $28.0 million for the six months ended June 30, 2023. The increase of $0.7 million, or 2.4%, was primarily due to an increase in marketing expenses of $1.9 million as a result of investments made to drive brand awareness, higher warehousing costs of $1.5 million resulting from increased level of storage costs driven by higher levels of inventory in the first quarter of 2024, and higher sales and broker and sales commissions of $0.4 million. These increases were partially offset by $1.5 million of lower freight transfers costs as a result of the impact of supply chain logistics challenges in the prior year, a decrease in repackaging costs of $1.5 million due to the automation of certain processes, and a decrease in freight out costs of $0.1 million due to lower volumes of $0.5 million partially offset by higher rates of $0.4 million.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
General and administrative expenses	$15,809	$14,852	$957	6.4%

General and administrative expenses were $15.8 million for the six months ended June 30, 2024 as compared to $14.9 million for the six months ended June 30, 2023. The increase of $1.0 million, or 6.4%, was primarily driven by an increase in employee compensation costs of $1.5 million, partially offset by a decrease in costs of $0.5 million as a result of our Productivity Initiative discussed above in the Key Events During the First Half of 2024 section.

Equity-Based Compensation Expenses

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Equity-based compensation expenses	$2,916	$4,738	$(1,822)	(38.5)%

Equity-based compensation expenses were $2.9 million for the six months ended June 30, 2024 as compared to $4.7 million for the six months ended June 30, 2023, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $1.8 million was primarily driven by a $2.0 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expenses related to new equity awards granted.

Restructuring Expenses

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Restructuring expenses	$865	$—	$865	100.0%

Restructuring expenses were $0.9 million for the six months ended June 30, 2024 which primarily includes employee related severance costs as well as costs to exit two of our third-party warehouse and distribution facilities.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2024, we had $28.9 million in cash and cash equivalents. We believe that our cash and cash equivalents as of June 30, 2024, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of June 30, 2024, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of June 30, 2024, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(2,920)	$1,071
Investing activities	$(93)	$(1,463)
Financing activities	$—	$23

Net Cash (Used in) Provided by Operating Activities

Our cash flows used in or provided by operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $2.9 million for the six months ended June 30, 2024 was primarily driven by a net loss of $14.2 million, partially offset by non-cash expenses of $4.0 million primarily related to equity-based compensation and depreciation and amortization expense and a net increase in cash related to changes in operating assets and liabilities of $7.3 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $12.3 million due to decreased production of inventory as inventory levels are managed as well as higher inventory reserves, decreased prepaid expenses and other assets of $2.1 million largely due to a decrease in prepaid deposits related to the sale of raw materials, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities of $6.6 million due to timing of purchases and decreased production of inventory, and an increase in accounts receivable of $0.2 million due to timing of payments.

Net cash provided by operating activities of $1.1 million for the six months ended June 30, 2023 was primarily driven by a net increase in cash related to changes in operating assets and liabilities of $3.1 million and non-cash expenses of $5.9 million primarily related to equity-based compensation and depreciation and amortization expense, partially offset by a net loss of $7.9 million. Changes in cash flows related to operating assets and liabilities were primarily due to an increase of $18.7 million in accounts payable, accrued expenses and other current liabilities due to timing of purchases and increased production of inventory, and a decrease in prepaid expenses and other assets of $0.6 million primarily due to amortization of prepaid insurance policies, partially offset by an increase in accounts receivable of $5.9 million due to timing of invoices, and an increase in inventories of $10.0 million due to timing of purchases and build-up of inventory to support future sales.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.1 million for the six months ended June 30, 2024 was primarily due to purchases of property, equipment, and software of $0.1 million for computer equipment, marketing fixtures, and software used in ongoing operations.

Net cash used in investing activities of $1.5 million for the six months ended June 30, 2023 was primarily due to purchases of property, equipment, and software of $1.5 million for leasehold improvements and computer equipment and software used in ongoing operations.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of less than $0.1 million for the six months ended June 30, 2024 was due to proceeds from the Secured Revolving Line of Credit of $8 million which was repaid in the same period.

Net cash provided by financing activities of less than $0.1 million for the six months ended June 30, 2023 was primarily due to proceeds from the exercise of stock options.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our operating performance.

We calculate Adjusted EBITDA as net loss adjusted to exclude: (1) other income (expense), net, which includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets, (2) provision (benefit) for income taxes, (3) depreciation and amortization, (4) equity-based compensation, and 5) restructuring expenses (for 2024, in light of our Productivity Initiative). Also, Adjusted EBITDA may in the future be adjusted for amounts impacting net income related to the TRA liability and other infrequent and unusual transactions.

Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with U.S. GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating expenses, including interest (income) expense, foreign currency (gains)/losses and (gains)/losses on disposal of fixed assets, and restructuring. In addition, our use of Adjusted EBITDA may not be comparable to similarly-titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income (loss) and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss and comprehensive loss	$(6,961)	$(5,009)	$(14,160)	$(7,921)
Other income, net*	(142)	(403)	(239)	(743)
Provision for income taxes	34	35	47	36
Depreciation and amortization	403	404	731	823
Equity-based compensation	1,427	2,358	2,916	4,738
Restructuring	865	—	865	—
Adjusted EBITDA	$(4,374)	$(2,615)	$(9,840)	$(3,067)

* Includes interest (income) expense, foreign currency (gains) losses, and (gains) losses on disposal of fixed assets.

Commitments

Effective March 2022, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the lease term through December 31, 2023 and expand the total square footage from 17,923 square feet to 20,185 square feet which commenced on May 1, 2022. In January 2023, the Company entered into another amendment to the lease and further extended the lease term through December 31, 2026.

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of June 30, 2024, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of June 30, 2024. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until such time we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if any of the following events occur: (i) we have more than $1.235 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A common stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material and finished goods prices, foreign exchange, inflation and commodities as follows:

Raw Material and Finished Goods Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. Our stevia leaf extract is procured by our contract manufacturers and sourced from a large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into effective October 15, 2023, which includes fixed pricing for the duration of the term. During 2023, we tested, qualified, and approved the use of another stevia leaf extract supplier, whose stevia leaf is derived from a region different than the above supplier, and we continue to seek to diversify to alternative sources of supply to mitigate potential supply disruptions. However, there can be no assurance that we will be able to secure alternative sources of supply. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

Our aluminum cans are procured by our contract manufacturers through various can manufacturers. The price for aluminum cans also fluctuates depending on market conditions. Our contract manufacturers’ ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain.

We are seeking to diversify our sources of supply and intend to enter into arrangements to better ensure stability of prices of our raw materials.

Due to a change in supply chain processes during the first quarter of 2024, our contract manufacturers are now responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the six months ended June 30, 2024, we had three vendors accounting for approximately 89% of our total raw material and finished goods purchases. Refer to Note 13, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying unaudited condensed consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and six months ended June 30, 2024 and 2023, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Internal Control over Financial Reporting

Management determined that as of June 30, 2024, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report. Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to sell their shares.

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “ZVIA.” We are required to satisfy the continued listing requirements of the NYSE to maintain such listing, including, among other things, the maintenance of a certain average closing price of our Class A common stock.

On June 26, 2024, we received formal notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within such cure period, the NYSE may commence delisting proceedings.

There can be no assurance that we will be able to regain compliance with the NYSE’s continued listing requirements. If our stock price does not increase, we may not be able to meet the standards for continued listing on the NYSE within the compliance period. In the event that we do not regain compliance with the NYSE continued listing standards, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our Class A common stock;
•
an adverse effect on the market price of our Class A common stock;
•
loss of confidence from stakeholders, employees and potential business partners;
•
reduced liquidity with respect to our Class A common stock;
•
a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, and which may limit demand for our Class A common stock among certain investors;
•
a limited amount of news and analyst coverage for our company; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 7, 2024

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	August 7, 2024