Form 10-Q
period 2024-09-30
Zevia PBC
filed 2024-11-06
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 59,912,868 shares and 13,101,213 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2024 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives, the impact of our Productivity Initiative, including expected restructuring charges, cost savings and other benefits, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand and consumer preferences, ability to effectively compete, ESG-related commitments, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

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

•
failure to maintain compliance with the continued listing standards on the New York Stock Exchange (“NYSE”), which could result in the delisting of our securities, limit stockholders’ and investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$32,688	$31,955
Accounts receivable, net	10,008	11,119
Inventories	20,690	34,550
Prepaid expenses and other current assets	2,676	5,063
Total current assets	66,062	82,687
Property and equipment, net	1,490	2,109
Right-of-use assets under operating leases, net	1,509	1,959
Intangible assets, net	3,276	3,523
Other non-current assets	522	579
Total assets	$72,859	$90,857
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,865	$21,169
Accrued expenses and other current liabilities	7,700	5,973
Current portion of operating lease liabilities	629	575
Total current liabilities	23,194	27,717
Operating lease liabilities, net of current portion	892	1,373
Other non-current liabilities	58	—
Total liabilities	24,144	29,090
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 59,853,556 and 54,220,017 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	60	54
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 13,101,213 and 17,283,177 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	13	17
Additional paid-in capital	188,014	191,144
Accumulated deficit	(115,579)	(101,337)
Total Zevia PBC stockholders’ equity	72,508	89,878
Noncontrolling interests	(23,793)	(28,111)
Total equity	48,715	61,767
Total liabilities and equity	$72,859	$90,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net sales	$36,366	$43,089	$115,591	$128,630
Cost of goods sold	18,516	23,517	63,080	69,261
Gross profit	17,850	19,572	52,511	59,369
Operating expenses:
Selling and marketing	11,981	20,455	40,673	48,467
General and administrative	7,377	8,250	23,186	23,102
Equity-based compensation	1,034	1,876	3,950	6,614
Depreciation and amortization	310	411	1,041	1,234
Restructuring	112	—	977	—
Total operating expenses	20,814	30,992	69,827	79,417
Loss from operations	(2,964)	(11,420)	(17,316)	(20,048)
Other income, net	118	165	357	908
Loss before income taxes	(2,846)	(11,255)	(16,959)	(19,140)
(Benefit) provision for income taxes	(4)	(5)	43	31
Net loss and comprehensive loss	(2,842)	(11,250)	(17,002)	(19,171)
Loss attributable to noncontrolling interest	315	3,033	2,760	4,932
Net loss attributable to Zevia PBC	$(2,527)	$(8,217)	$(14,242)	$(14,239)

Net loss per share attributable to common stockholders
Basic	$(0.04)	$(0.16)	$(0.25)	$(0.27)
Diluted	$(0.04)	$(0.16)	$(0.25)	$(0.27)

Weighted average common shares outstanding
Basic	59,490,258	50,754,470	58,037,780	50,074,992
Diluted	59,490,258	50,754,470	58,037,780	50,074,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2024	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767
Vesting and release of common stock under equity incentive plans, net	743,465	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,165,826	3	(3,165,826)	(3)	(5,266)	—	5,266	—
Exercise of stock options	6,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,489	—	—	1,489
Net loss	—	—	—	—	—	(5,824)	(1,375)	(7,199)
Balance at March 31, 2024	58,135,308	$58	14,117,351	$14	$187,366	$(107,161)	$(24,220)	$56,057
Vesting and release of common stock under equity incentive plans, net	385,632	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	473,358	—	(473,358)	—	(823)	—	823	—
Exercise of stock options	9,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,427	—	—	1,427
Net loss	—	—	—	—	—	(5,891)	(1,070)	(6,961)
Balance at June 30, 2024	59,003,298	$59	13,643,993	$14	$187,969	$(113,052)	$(24,467)	$50,523
Vesting and release of common stock under equity incentive plans, net	223,478	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	542,780	1	(542,780)	(1)	(989)	—	989	—
Exercise of stock options	84,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,034	—	—	1,034
Net loss	—	—	—	—	—	(2,527)	(315)	(2,842)
Balance at September 30, 2024	59,853,556	$60	13,101,213	$13	$188,014	$(115,579)	$(23,793)	$48,715

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2023	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786
Vesting and release of common stock under equity incentive plans, net	981,902	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	537,991	1	(537,991)	(1)	(724)	—	724	—
Exercise of stock options	30,424	—	—	—	23	—	—	23
Equity-based compensation	—	—	—	—	2,380	—	—	2,380
Net loss	—	—	—	—	—	(2,091)	(821)	(2,912)
Balance at March 31, 2023	49,324,363	$50	21,260,609	$21	$191,402	$(81,934)	$(28,262)	$81,277
Vesting and release of common stock under equity incentive plans, net	436,722	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	5,635	—	(5,635)	—	(8)	—	8	—
Exercise of stock options	8,669	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,358	—	—	2,358
Net loss	—	—	—	—	—	(3,931)	(1,078)	(5,009)
Balance at June 30, 2023	49,775,389	$50	21,254,974	$21	$193,752	$(85,865)	$(29,332)	$78,626
Vesting and release of common stock under equity incentive plans, net	236,072	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	261,990	—	(261,990)	—	(362)	—	362	—
Disposition of cost method investment in redemption of Class B common stock	—	—	(60,523)	—	—	—	(1)	(1)
Exercise of stock options	73,690	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	1,876	—	—	1,876
Net loss	—	—	—	—	—	(8,217)	(3,033)	(11,250)
Balance at September 30, 2023	50,347,141	$50	20,932,461	$21	$195,268	$(94,082)	$(32,004)	$69,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(17,002)	$(19,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	450	423
Depreciation and amortization	1,041	1,234
Loss on disposal of property, equipment and software, net	55	101
Amortization of debt issuance cost	57	57
Equity-based compensation	3,950	6,614
Changes in operating assets and liabilities:
Accounts receivable, net	1,111	(5,295)
Inventories	13,860	(21,822)
Prepaid expenses and other assets	2,387	(451)
Accounts payable	(6,296)	30,312
Accrued expenses and other current liabilities	1,727	(1,234)
Operating lease liabilities	(427)	(436)
Other non-current liabilities	58	-
Net cash provided by (used in) operating activities	971	(9,668)
Investing activities:
Purchases of property, equipment and software	(238)	(1,557)
Proceeds from sales of property, equipment and software	—	2,343
Net cash (used in) provided by investing activities	(238)	786
Financing activities:
Proceeds from revolving line of credit	8,000	—
Repayment of revolving line of credit	(8,000)	—
Proceeds from exercise of stock options	—	25
Net cash provided by financing activities	—	25
Net change from operating, investing, and financing activities	733	(8,857)
Cash and cash equivalents at beginning of period	31,955	47,399
Cash and cash equivalents at end of period	$32,688	$38,542

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$4	$2
Conversion of Class B common stock to Class A common stock	$7,078	$1,094
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,818

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$73	$59
Cash paid for income taxes	$90	$94

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the “Company,” “we,” “us,” “our”), is a better-for-you beverage company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, and vegan and include a variety of flavors across Soda, Energy Drinks, Organic Tea, and Kids drinks. Our products are distributed and sold principally across the United States (“U.S.”) and Canada through a diverse network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in grocery and natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

The Company completed its initial public offering (“IPO”) of 10,700,000 shares of its Class A common stock at an offering price of $14.00 per share on July 26, 2021. Its Class A common stock is listed on the NYSE trading under the ticker symbol “ZVIA.” In connection with the IPO, the Company also completed certain reorganization transactions (the “Reorganization Transactions”), pursuant to which Zevia LLC became the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its controlling equity interest in Zevia LLC. As the sole managing member of Zevia LLC, the Company operates and controls all of the business and affairs of Zevia LLC.

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three and nine months ended September 30, 2024 and 2023, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for private companies for annual periods beginning after December 15, 2025, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of adopting this guidance.

Any other recently issued accounting pronouncements are neither relevant, nor expected to have a material impact on the Company’s financial statements.

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, drug stores, warehouse clubs, mass stores, natural product stores, convenience, and online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Retail sales	$31,523	$39,533	$102,180	$114,525
Online/e-commerce	4,843	3,556	13,411	14,105
Net sales	$36,366	$43,089	$115,591	$128,630

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
U.S.	$32,584	$38,499	$103,809	$115,686
Canada	3,782	4,590	11,782	12,944
Net sales	$36,366	$43,089	$115,591	$128,630

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of September 30, 2024 or December 31, 2023.

4. INVENTORIES

Inventories consisted of the following as of:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$1,214	$4,714
Finished goods	19,476	29,836
Inventories	$20,690	$34,550

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$1,194	$1,167
Computer equipment	695	677
Furniture and equipment	803	785
Quality control and marketing equipment	1,814	1,782
Assets not yet placed in service	30	101
	4,536	4,512
Less accumulated depreciation	(3,046)	(2,403)
Property and equipment, net	$1,490	$2,109

For the three months ended September 30, 2024 and 2023, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million. For the nine months ended September 30, 2024 and 2023, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.8 million and $0.7 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following tables provide information pertaining to the Company’s intangible assets as of:

	September 30, 2024
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.2	$1,180	$(1,090)	$90
Customer relationships	1.0	3,007	(2,821)	186
		4,187	(3,911)	276
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,187	$(3,911)	$3,276

	December 31, 2023
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.4	$1,164	$(978)	$186
Customer relationships	1.7	3,007	(2,670)	337
		4,171	(3,648)	523
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,171	$(3,648)	$3,523

For the three months ended September 30, 2024 and 2023, total amortization expense amounted to $0.1 million and $0.2 million, respectively, including less than $0.1 million and $0.1 million, respectively, of amortization expense related to software. For the nine months ended September 30, 2024 and 2023, total amortization expense amounted to $0.2 million and $0.5 million, respectively, including $0.1 million and $0.3 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three and nine months ended September 30, 2024 and 2023, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2024	87
2025	175
2026	14
Expected amortization expense for intangible assets with definite lives	$276

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of September 30, 2024, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at the Borrower’s option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit. The Loan and Security Agreement was amended on September 30, 2024 to replace the Bloomberg Short-Term Bank Yield Index, which will be discontinued on November 15, 2024, with the Term Secured Overnight Financing rate, effective November 20, 2024.

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of September 30, 2024, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space which has a remaining lease term of 27 months. In January 2023, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the term through December 31, 2026. The Company’s recognized lease costs include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Statements of Operations and Comprehensive Loss
Operating lease cost (1)	$183	$183	$550	$550
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents information about our weighted average discount rate and remaining lease term as of:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (months)	27.0	36.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	September 30, 2024
2024	$176
2025	729
2026	756
Total lease payments	1,661
Less imputed interest	(140)
Present value of lease liabilities	$1,521

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of September 30, 2024, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management does not believe that the resolution of these matters would have a material impact on the accompanying unaudited condensed consolidated financial statements. The Company has not identified any legal matters where it believes a material loss is reasonably possible.

10. BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid expenses	$1,438	$1,794
Other current assets	1,238	3,269
Total	$2,676	$5,063

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	September 30, 2024	December 31, 2023
Accrued employee compensation benefits	$1,997	$1,526
Accrued direct selling costs	1,792	1,113
Accrued customer paid bottle deposits	2,741	1,734
Accrued other	1,170	1,600
Total	$7,700	$5,973

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

As of September 30, 2024, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.7 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a 10-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period.

The fair value of stock option awards granted during the period was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Stock price	$1.36	$2.90
Exercise price	1.36	2.90
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	80.3%	65.4%
Risk-free interest rate (3)	4.1%	3.6%
Dividend yield (4)	0.0%	0.0%

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

The weighted average grant date fair values for stock options granted for the nine months ended September 30, 2024 and 2023 was $0.98 and $1.81, respectively.

The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding balance as of January 1, 2024	3,080,903	$3.40
Granted	338,773	$1.36
Exercised	(99,000)	$0.01
Forfeited and expired	(326,991)	$4.02
Balance as of September 30, 2024	2,993,685	$3.21	7.2	$551
Exercisable at the end of the period	1,476,280	$3.18	5.8	$551
Vested and expected to vest	2,993,685	$3.21	7.2	$551

The total intrinsic values of stock options exercised during the nine months ended September 30, 2024 was $0.1 million.

As of September 30, 2024, total unrecognized compensation expense related to unvested stock options was $2.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of September 30, 2024, the remaining service period of the awards is four months.

The following is a summary of RSU activity for the nine months ended September 30, 2024:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2024	2,174,053	$3.68
Granted	3,275,254	$1.23
Vested	(984,979)	$3.98
Forfeited	(553,575)	$2.06
Balance unvested at September 30, 2024	3,910,753	$1.78	$4,224
Expected to vest at September 30, 2024	3,910,753	$1.78	$4,224

As of September 30, 2024, total unrecognized compensation expense related to unvested RSUs was $5.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

As of September 30, 2024, there were 226,076 of RSUs outstanding which vested in 2022 but are subject to a deferred settlement provision over the next year and therefore have not been released. As a result, these RSUs are not included in the table above.

12. SEGMENT REPORTING

The Company has one operating and reporting segment and operates as a product portfolio with a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are assessed. The Company’s CODM is the Chief Executive Officer. The results of the operations are provided to and analyzed by the CODM at the Company’s level and accordingly, key resource decisions and assessment of performance are performed at the Company’s level. The Company has a common management team across all product lines and does not manage these products as individual businesses, and as a result, cash flows are not distinct.

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	13%	13%	14%	13%
Customer B	*	*	10%	11%
Customer C	13%	*	11%	*
Customer D	*	11%	*	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	September 30, 2024	December 31, 2023
Customer B	*	13%
Customer D	17%	*
Customer I	*	18%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vendor A	*	22%	*	22%
Vendor B	*	13%	*	16%
Vendor C	*	11%	*	13%
Vendor D	28%	*	34%	*
Vendor E	31%	*	29%	*
Vendor F	28%	*	25%	*
Vendor G	*	21%	*	14%

The increase in vendor concentration during the three and nine months ended September 30, 2024 and 2023 was driven by the changes made in our supply chain whereby our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(2,842)		$(11,250)		$(17,002)		$(19,171)
Less: net loss attributable to non-controlling interests	315		3,033		2,760		4,932
Add: adjustment to reallocate net loss to controlling interest	(7)	(1)	(19)	(1)	(6)	(1)	603	(1)
Net loss to Zevia PBC - basic	$(2,534)		$(8,236)		$(14,248)		$(13,636)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	59,264,182		50,144,198		57,738,722		49,317,058
Add: weighted average shares of vested and unreleased RSUs	226,076	(2)	610,272	(2)	299,058	(2)	757,933	(2)
Weighted-average basic and diluted shares	59,490,258		50,754,470		58,037,780		50,074,992

Loss per share of Class A common stock – basic	$(0.04)		$(0.16)		$(0.25)		$(0.27)
Loss per share of Class A common stock – diluted	$(0.04)		$(0.16)		$(0.25)		$(0.27)

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

The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Zevia LLC Class B units exchangeable to shares of Class A common stock	13,502,398	20,952,967	14,575,937	21,278,538
Stock options	3,067,441	3,571,659	3,183,110	3,480,778
RSUs	4,000,334	2,638,287	3,538,498	2,775,861

15. RESTRUCTURING

Restructuring

In May 2024, we initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As a result, we recognized $0.1 and $1.0 million of costs primarily related to employee termination expenses and costs to exit two of our third-party warehouse and distribution facilities during the three and nine months ended September 30, 2024, respectively. These amounts are included under restructuring in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative, which we expect to be substantially completed by the end of the first quarter of 2025.

As of September 30, 2024, accrued restructuring costs of less than $0.1 million are included under accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. These expenses are expected to be substantially paid by the end of 2024.

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 82.0% and 75.8% as of September 30, 2024 and December 31, 2023, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 18.0%, due to the full valuation allowance against its deferred tax assets (“DTAs”).

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

As of September 30, 2024, the Company believes, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of September 30, 2024; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.4 million and $56.2 million at September 30, 2024 and December 31, 2023, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the nine months ended September 30, 2024. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

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

Overview

We are a better-for-you beverage company that develops, markets, sells, and distributes great tasting, zero sugar beverages made with simple, plant-based ingredients. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, and vegan and include a variety of flavors across Soda, Energy Drinks, Organic Tea, and Kids drinks. Our products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in grocery and natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada. We believe that consumers increasingly select beverage products based on taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over 2.1 billion cans of Zevia sold to date.

Key Events During the Third Quarter of 2024

Productivity Initiative

In the second quarter of 2024, we began executing a multi-year, broad-based Productivity Initiative designed to realign our cost structure in order to accelerate our route-to-market evolution and continue to build the Zevia Brand. This Productivity Initiative is designed to focus on our most critical initiatives including driving growth and innovation in our highest margin carbonated better-for-you beverages, re-align our cost structure to support greater investments in the Zevia Brand and improve operational excellence while simplifying processes across the organization.

The Productivity Initiative has resulted in the following:

•
Costs associated with the Productivity Initiative, including restructuring costs, were $0.1 and $1.0 million during the three and nine months ended September 30, 2024, which primarily includes employee related severance costs as well as costs related to exiting two of our third-party warehouse and distribution facilities.
•
The Productivity Initiative is now expected to result in estimated annualized benefits of approximately $15.0 million, and we began seeing these benefits in the second and third fiscal quarters of 2024, and expect the savings to be more fully realized over the next 3-5 quarters. These benefits include reduction in costs of goods sold and reduction in operating expenses. We expect to reinvest the majority of these costs in brand marketing and our Direct Store Delivery strategy to drive future growth.

Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative, which we expect to be substantially completed by the end of the first quarter of 2025.

NYSE Notice

The Company previously received a noncompliance notice from the New York Stock Exchange (“NYSE”) on June 26, 2024, because the average closing price of the Company’s Class A common stock had been less than $1.00 per share over a consecutive 30 trading-day period. On September 30, 2024, the Company’s Class A common stock closed above $1.00 and had an average closing share price of at least $1.00 over the prior 30 trading-day period. On October 1, 2024, the Company regained compliance with the minimum stock price continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual.

Factors Affecting Our Performance

Macroeconomic Environment

A number of external factors, including the global economy, global health emergencies, inflationary pressures, relatively high interest rates, volatility in the financial markets, recession fears, financial institution instability, any potential shutdown of the U.S. government, global hostilities, including the military conflicts in Ukraine and Israel and the surrounding areas, and political tensions between the U.S. and China, have impacted and may continue to impact transportation, labor, and commodity costs. These pressures have impacted, and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three and nine months ended September 30, 2024 and 2023, respectively.

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

We expect our future growth to be driven by a combination of new distribution, increased organic sales from existing outlets, package and product innovation, and continued pricing strength; however, sales levels in any given period may continue to be impacted by seasonality, increased level of competition, customers’ efforts to manage inventory, and our ability to fulfill customer demands. During 2024, we experienced reduced sales volumes, primarily due to lost distribution at certain retailers, largely in the club channel and one customer in the mass channel, and to a lesser degree as a result of a strategic decision we made to exit our Kids and Mixers product categories to focus on soda. We also increased our spend on promotional activity at key accounts, returning back to historical promotion levels, in order to drive velocity, which we expect to continue through the end of the year and in 2025. We also increased promotions in order to liquidate excess and obsolete inventory, which we expect to be temporary and complete by the end of 2024. We are focused on building distribution in our key accounts and concurrently evolving our route-to-market; however we expect it will take time to regain lost distribution in an increasingly competitive environment.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long-term sales commitments with our customers.

Cost of Goods Sold

Historically, cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, raw materials, packaging, in-bound freight and logistics and third-party production fees. Beginning in the first quarter of 2024, our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods; therefore, cost of goods sold for the three and nine months ended September 30, 2024 consists of all costs to purchase our product from our contract manufacturers as a finished good.

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

We expect our cost of goods sold to increase in absolute dollars as our volume increases, but decrease over time as a percentage of net sales as a result of the Productivity Initiative, our continued focus on cost and efficiency improvements, and as we realize the benefit of scale.

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

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of warehousing and distribution costs and advertising and marketing expenses. Warehousing and distribution costs include storage, transfer, repacking and handling fees and out-bound freight and delivery charges. Advertising and marketing expenses consist of variable costs associated with production and media buying of marketing programs and trade events, as well as sampling and in-store demonstration costs. Selling and marketing expenses also include the incremental costs of obtaining contracts, such as sales commissions.

Our selling expenses are expected to increase in absolute dollars in the long-term as a result of increased warehousing and distribution costs driven by increased net sales, but decrease as a percentage of sales over time as a result of our Productivity Initiative and our continued focus on cost improvements in our supply chain. Our selling expenses are expected to decrease from the prior year in the short-term, largely due to a decrease in logistics expenses compared to the prior year as a result of the historical supply chain logistics challenges encountered during 2023 as well as due to the Productivity Initiative.

Marketing expenses are expected to increase as we invest in in brand awareness, which are expected to be partially funded by the selling expense cost savings and Productivity Initiative.

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

Restructuring Expenses

Restructuring expenses include employee severance and benefit costs to terminate a specified number of employees as well as costs to exit two of our third-party warehouse and distribution facilities designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives. Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on the Productivity Initiative, which we expect to be substantially completed by the end of the first fiscal quarter of 2025.

Other income, net

Other income, net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except per share amounts)
Net sales	$36,366	$43,089	$115,591	$128,630
Cost of goods sold	18,516	23,517	63,080	69,261
Gross profit	17,850	19,572	52,511	59,369
Operating expenses:
Selling and marketing	11,981	20,455	40,673	48,467
General and administrative	7,377	8,250	23,186	23,102
Equity-based compensation	1,034	1,876	3,950	6,614
Depreciation and amortization	310	411	1,041	1,234
Restructuring	112	—	977	—
Total operating expenses	20,814	30,992	69,827	79,417
Loss from operations	(2,964)	(11,420)	(17,316)	(20,048)
Other income, net	118	165	357	908
Loss before income taxes	(2,846)	(11,255)	(16,959)	(19,140)
(Benefit) provision for income taxes	(4)	(5)	43	31
Net loss and comprehensive loss	(2,842)	(11,250)	(17,002)	(19,171)
Loss attributable to noncontrolling interest	315	3,033	2,760	4,932
Net loss attributable to Zevia PBC	$(2,527)	$(8,217)	$(14,242)	$(14,239)

Net loss per share attributable to common stockholders
Basic	$(0.04)	$(0.16)	$(0.25)	$(0.27)
Diluted	$(0.04)	$(0.16)	$(0.25)	$(0.27)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Cost of goods sold	51%	55%	55%	54%
Gross profit	49%	45%	45%	46%
Operating expenses:
Selling and marketing	33%	47%	35%	38%
General and administrative	20%	19%	20%	18%
Equity-based compensation	3%	4%	3%	5%
Depreciation and amortization	1%	1%	1%	1%
Restructuring	0%	0%	1%	0%
Total operating expenses	57%	72%	60%	62%
Loss from operations	(8)%	(27)%	(15)%	(16)%
Other income, net	0%	0%	0%	1%
Loss before income taxes	(8)%	(26)%	(15)%	(15)%
(Benefit) provision for income taxes	(0)%	0%	0%	0
Net loss and comprehensive loss	(8)%	(26)%	(15)%	(15)%
Loss attributable to noncontrolling interest	1%	7%	2%	4%
Net loss attributable to Zevia PBC	(7)%	(19)%	(12)%	(11)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net Sales

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Net sales	$36,366	$43,089	$(6,723)	(15.6)%

Net sales were $36.4 million for the three months ended September 30, 2024 as compared to $43.1 million for the three months ended September 30, 2023. Equivalized cases sold were 2.9 million during the three months ended September 30, 2024 as compared to 3.3 million during the three months ended September 30, 2023. The decrease in net sales was primarily due to a decrease in the number of equivalized cases sold, which resulted in $6.3 million lower net sales and was largely caused by the expected lost distribution in our club channel and one customer in our mass channel, and a decrease in net sales of $0.4 million resulting from greater promotional levels at retailers as well as increased promotions in order to liquidate excess and obsolete inventory. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Cost of goods sold	$18,516	$23,517	$(5,001)	(21.3)%

Cost of goods sold was $18.5 million for the three months ended September 30, 2024 as compared to $23.5 million for the three months ended September 30, 2023. The decrease of $5.0 million, or 21.3%, was largely due to a 12.2% decrease in the shipment of equivalized cases, resulting in $2.6 million lower costs of goods sold, lower write-downs related to excess and obsolete inventory of $2.3 million, and favorable unit costs of $0.1 million driven by the Productivity Initiative.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Gross profit	$17,850	$19,572	$(1,722)	(8.8)%
Gross margin	49.1%	45.4%		3.7%

Gross profit was $17.9 million for the three months ended September 30, 2024 as compared to $19.6 million for the three months ended September 30, 2023. The decrease in gross profit of $1.7 million, or 8.8%, was primarily due to lower volumes and increased spend on promotional activity, partially offset by lower inventory write-downs.

Gross margin for the three months ended September 30, 2024 improved to 49.1% from 45.4% in the prior-year period. The increase was primarily due to lower inventory write-downs and favorable unit costs, partially offset by increased spend on promotional activity.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Selling and marketing expenses	$11,981	$20,455	$(8,474)	(41.4)%

Selling and marketing expenses were $12.0 million for the three months ended September 30, 2024 as compared to $20.5 million for the three months ended September 30, 2023. The decrease of $8.5 million, or 41.4%, was primarily due to a decrease in freight transfer costs of $3.1 million as a result of the impact of supply chain logistics challenges in the prior year, a decrease in warehousing costs of $3.1 million due to efficiencies related to the Productivity Initiative and lower inventory levels, decreases in freight costs of $1.3 million due to improved rates and $0.6 million due to lower volumes, and a decrease in repackaging costs of $0.4 million due to the automation of certain processes. These decreases were partially offset by higher marketing expenses of $0.2 million as a result of investments made to drive brand awareness.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
General and administrative expenses	$7,377	$8,250	$(873)	(10.6)%

General and administrative expenses were $7.4 million for the three months ended September 30, 2024 as compared to $8.3 million for the three months ended September 30, 2023. The decrease of $0.9 million, or 10.6%, was primarily due to a decrease in costs as a result of the Productivity Initiative, primarily related to lower employee costs.

Equity-Based Compensation Expenses

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Equity-based compensation expenses	$1,034	$1,876	$(842)	(44.9)%

Equity-based compensation expenses were $1.0 million for the three months ended September 30, 2024 as compared to $1.9 million for the three months ended September 30, 2023, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $0.8 million was primarily driven by a $0.9 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expenses related to new equity awards granted.

Restructuring Expenses

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Restructuring expenses	$112	$—	$112	100.0%

Restructuring expenses were $0.1 million for the three months ended September 30, 2024 which primarily includes costs to exit two of our third-party warehouse and distribution facilities.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Net Sales

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Net sales	$115,591	$128,630	$(13,039)	(10.1)%

Net sales were $115.6 million for the nine months ended September 30, 2024 as compared to $128.6 million for the nine months ended September 30, 2023. Equivalized cases sold were 8.9 million during the nine months ended September 30, 2024 as compared to 9.9 million during the nine months ended September 30, 2023. The decrease in net sales was primarily due to a decrease in the number of equivalized cases sold, which resulted in $13.9 million lower net sales and was largely caused by lost distribution in our club channel and one customer in our mass channel, partially offset by pricing increases of $0.8 million, which is inclusive of greater promotional levels at retailers as well as increased promotions in order to liquidate excess and obsolete inventory. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Cost of goods sold	$63,080	$69,261	$(6,181)	(8.9)%

Cost of goods sold was $63.1 million for the nine months ended September 30, 2024 as compared to $69.3 million for the nine months ended September 30, 2023. The decrease of $6.2 million, or 8.9%, was primarily due to a 9.5% decrease in the shipment of equivalized cases, resulting in $6.3 million lower costs of goods sold, lower write-downs related to excess and obsolete inventory of $1.1 million, and favorable product mix of $0.9 million, partially offset by unfavorable unit costs of $2.0 million primarily due to investments in enhanced package-specific designs to improve on-shelf visibility and drive brand awareness.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Gross profit	$52,511	$59,369	$(6,858)	(11.6)%
Gross margin	45.4%	46.2%		(0.7)%

Gross profit was $52.5 million for the nine months ended September 30, 2024 as compared to $59.4 million for the nine months ended September 30, 2023. The decrease in gross profit of $6.9 million, or 11.6%, was primarily due to lower volumes, unfavorable unit costs, and increased spend on promotional activity, partially offset by lower inventory write-downs and favorable product mix.

Gross margin for the nine months ended September 30, 2024 declined to 45.4% from 46.2% in the prior-year period. The decrease was primarily due to unfavorable unit costs and increased spend on promotional activity, partially offset by lower inventory write-downs and favorable product mix.

Selling and Marketing Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Selling and marketing expenses	$40,673	$48,467	$(7,794)	(16.1)%

Selling and marketing expenses were $40.7 million for the nine months ended September 30, 2024 as compared to $48.5 million for the nine months ended September 30, 2023. The decrease of $7.8 million, or 16.1%, was primarily due to a decrease in freight transfer costs of $4.6 million as a result of the impact of supply chain logistics challenges in the prior year, a decrease in repackaging costs of $2.0 million due to the automation of certain processes, a decrease in warehousing costs of $1.6 million due to efficiencies related to the Productivity Initiative and lower inventory levels, and decreases in freight costs of $1.1 million due to lower volume and $0.9 million due to improved rates. These decreases were partially offset by higher marketing expenses of $2.1 million as a result of investments made to drive brand awareness.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
General and administrative expenses	$23,186	$23,102	$84	0.4%

General and administrative expenses were $23.2 million for the nine months ended September 30, 2024 as compared to $23.1 million for the nine months ended September 30, 2023. The increase of $0.1 million, or 0.4%, was primarily due to an increase in employee compensation costs of $0.2 million, partially offset by a decrease in costs as a result of our Productivity Initiative discussed above.

Equity-Based Compensation Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Equity-based compensation expenses	$3,950	$6,614	$(2,664)	(40.3)%

Equity-based compensation expenses were $4.0 million for the nine months ended September 30, 2024 as compared to $6.6 million for the nine months ended September 30, 2023, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $2.7 million was primarily due to a $2.9 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expenses related to new equity awards granted.

Restructuring Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	Percentage
Restructuring expenses	$977	$—	$977	100.0%

Restructuring expenses were $1.0 million for the nine months ended September 30, 2024 which primarily includes employee related severance costs as well as costs to exit two of our third-party warehouse and distribution facilities.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2024, we had $32.7 million in cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2024, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $66.3 million through 2037. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $56.4 million, through 2037.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of September 30, 2024, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit. The Loan and Security Agreement was amended on September 30, 2024 to replace the Bloomberg Short-Term Bank Yield Index, which will be discontinued on November 15, 2024, with the Term Secured Overnight Financing rate, effective November 20, 2024.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of September 30, 2024, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$971	$(9,668)
Investing activities	$(238)	$786
Financing activities	$—	$25

Net Cash Provided by (Used in) Operating Activities

Our cash flows provided by or used in operating activities are primarily influenced by working capital requirements.

Net cash provided by operating activities of $1.0 million for the nine months ended September 30, 2024 was primarily driven by a net increase in cash related to changes in operating assets and liabilities of $12.4 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $13.9 million due to decreased production of inventory as inventory levels are managed, decreased prepaid expenses and other assets of $2.4 million largely due to a decrease in prepaid deposits related to the sale of raw materials, and a decrease in accounts receivable of $1.1 million due to timing of payments, partially offset by a net decrease in accounts payable, accrued expenses and other current liabilities of $4.6 million due to timing of purchases and decreased production of inventory. These increases were partially offset by a decrease in cash due to a net loss of $17.0 million, partially offset by non-cash expenses of $5.6 million primarily related to equity-based compensation and depreciation and amortization expense.

Net cash used in operating activities of $9.7 million for the nine months ended September 30, 2023 was primarily due to a net loss of $19.2 million, partially offset by non-cash expenses of $8.4 million primarily related to equity-based compensation and depreciation and amortization expense and a net increase in cash related to changes in operating assets and liabilities of $1.1 million. Changes in cash flows related to operating assets and liabilities were primarily due to an increase of $29.1 million in accounts payable, accrued expenses and other current liabilities due to timing of purchases and increased production of inventory, partially offset by an increase in inventories of $21.8 million due to increased production of inventory as a result of the supply chain logistics challenges in the prior year, increase in accounts receivable of $5.3 million due to timing of invoices, and an increase in prepaid expenses and other assets of $0.5 million due to timing of prepayments.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2024 was primarily due to purchases of property, equipment, and software of $0.2 million for computer equipment, marketing fixtures, and software used in ongoing operations.

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

Net Cash Provided By Financing Activities

Net cash provided by financing activities of less than $0.1 million for the nine months ended September 30, 2024 was due to proceeds from the Secured Revolving Line of Credit of $8 million which was repaid in the same period.

Net cash provided by financing activities of less than $0.1 million for the nine months ended September 30, 2023 was primarily due to proceeds from the exercise of stock options.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our operating performance.

We calculate Adjusted EBITDA as net loss adjusted to exclude: (1) other income, net, which includes interest (income) expense and foreign currency (gains) losses, (2) (benefit) provision for income taxes, (3) depreciation and amortization, (4) equity-based compensation, and (5) restructuring expenses (for 2024, in light of our Productivity Initiative). Also, Adjusted EBITDA may in the future be adjusted for amounts impacting net income related to the TRA liability and other infrequent and unusual transactions.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, and (4) it does not reflect other non-operating expenses, including interest (income) expense, foreign currency (gains)/losses, and restructuring. In addition, our use of Adjusted EBITDA may not be comparable to similarly-titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income (loss) and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss and comprehensive loss	$(2,842)	$(11,250)	$(17,002)	$(19,171)
Other income, net*	(118)	(165)	(357)	(908)
(Benefit) provision for income taxes	(4)	(5)	43	31
Depreciation and amortization	310	411	1,041	1,234
Equity-based compensation	1,034	1,876	3,950	6,614
Restructuring	112	—	977	—
Adjusted EBITDA	$(1,508)	$(9,133)	$(11,348)	$(12,200)

* Includes interest (income) expense and foreign currency (gains) losses.

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

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of September 30, 2024, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of September 30, 2024. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

Due to a change in supply chain processes during the first quarter of 2024, our contract manufacturers are now responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the nine months ended September 30, 2024, we had three vendors accounting for approximately 87% of our total raw material and finished goods purchases. Refer to Note 13, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying unaudited condensed consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and nine months ended September 30, 2024 and 2023, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Internal Control over Financial Reporting

Management determined that as of September 30, 2024, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report. Except as disclosed in the section titled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2024, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1*	Conforming Changes Amendment, dated as of September 30, 2024, by Bank of America, N.A.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 6, 2024

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	November 6, 2024