Form 10-K
period 2024-12-31
Zevia PBC
filed 2025-02-26
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates (treating directors, executive officers and beneficial owners of 10% or more of the Registrant’s common stock outstanding as of that date, for this purpose, as affiliates) was approximately $32.4 million (based on the closing sales price of the Registrant’s Class A common stock on the New York Stock Exchange on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2025 there were 61,957,461 shares and 11,551,235 shares of the Registrant’s Class A and Class B common stock outstanding, respectively, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Los Angeles, California

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives and activities, the impact of our Productivity Initiative, including expected restructuring charges, cost savings and other benefits, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand and consumer preferences, ability to effectively compete, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions with similar meanings.

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

We routinely announce material information to investors, stockholders and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Zevia Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (such as @Zevia and #Zevia on LinkedIn, Facebook, TikTok and Instagram). The information posted on social media channels is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Zevia Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, stockholders, the media, and others interested in Zevia to review the information that it shares at the “Investors” link located at the bottom of our webpage at https://investors.zevia.com/ and to subscribe to and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting “Request Email Alerts” in the “Investors” section of Zevia’s website at https://investors.zevia.com/.

Our Business

We are a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” by B Lab, an independent non-profit organization, and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are made with a handful of simple ingredients which come from plants, contain no artificial sweeteners, and are Non-GMO Project verified, gluten-free, Kosher and vegan, and include a variety of flavors across Soda, Energy Drinks, and Organic Tea drinks.

Our products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. Our products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada. We believe that consumers increasingly select beverage products based on a variety of factors including taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over 2.2 billion cans of Zevia sold to date.

Our Brand

The Zevia® brand promise is to offer zero-sugar, naturally delicious beverages that are better-for-you. We believe that the foundation for our long-term success lies in creating a brand that consumers love and is known for delivering a great product with an exciting pipeline of innovation. We market Zevia under one unified brand across multiple beverage categories, including Soda, Energy Drinks and Organic Teas. We believe our brand has extensive consumer reach potential, as we deliver beverage offerings with a diversity of flavors and categories that we believe appeal across multiple usage occasions, need states, and times of day, for a wide range of people across age groups. This is evidenced by our ranking among the top carbonated soft drink brands across multiple retail channels and on Amazon according to syndicated data sources SPINS and Circana for 2024.

Our brand has grown significantly over the past decade, which has been largely tied to an engaged and growing consumer base, broadening distribution across retail channels. In 2024, more than 6.6 million U.S. households purchased Zevia products across more than 37,000 retail locations.

Our consumers are our best advocates, and their loyalty is rooted in their alignment with our messaging and mission. Our consumer base over-indexes to Millennials and Gen X, particularly among Millennial parents. We believe this consumer base favors better-for-you options that support a balanced lifestyle and that they tend to be more affluent and less price sensitive than some other consumer groups. We believe Zevia consumers are heavily beverage engaged and migrate from other traditional full-calorie and low-calorie soda brands to choose Zevia as an incremental beverage choice to aid in supporting their balanced lifestyle without sacrificing great taste. We believe Zevia consumers care about their health, their diets, and their planet and are willing to pay a premium for beverage attributes that support those considerations. Zevia drinkers have historically increased their brand spending over time and tend to spend more on average than traditional shoppers within the soft drink, energy and ready-to-drink tea categories. Yet Zevia is far more affordable than many or even most better-for-you beverage options, making it more accessible and appealing to more households across North America. According to Numerator data for 2024, Zevia households increased their spending on Zevia for the year versus 2023. Those households who made multiple purchases across package lines were even more engaged, more than doubling their spending on the brand versus the total average Zevia households in the year.

We believe Zevia is positioned well within the total Zero Sugar/Diet Soda segment of total Carbonated Soft Drinks as an affordable naturally sweetened, better-for-you option. Zero Sugar/Diet sodas were a $11.6 billion dollar segment, growing +12% across Grocery, Mass, Drug, Club, and Natural Channels in 2024 according to Spins/Circana data through December 29, 2024.

According to Numerator data through December 31, 2024, Zevia products finished 2024 with U.S. household penetration of 5% compared to 40% - 70% penetration, respectively, of more mainstream full and zero sugar category brand leaders with higher brand awareness and time in market over the same period. We believe Zevia has a meaningful opportunity to increase brand trial to capture more share in this growth leading segment of beverage over time.

Our Products

Each of our product lines has been carefully crafted for consumer enjoyment, with the goal of not sacrificing flavor in the process of eliminating sugar and artificial ingredients, including coloring and flavors. In addition, continued improvement is a Zevia core value, and as such we strategically reformulate our products and develop new flavors from time to time to further enhance taste and simplify ingredients.

Soda. Soda, our flagship product with no artificial ingredients released in 2008, is the better-for-you alternative to conventional sodas and diet sodas. Our Soda is available in 18 flavors across multiple packs, variety packs, and in limited time-offer flavors to drive excitement. Our Soda sales constituted approximately 93% of our net sales in 2024 and remains our primary focus as we see significant opportunities for growth in this product line.

Energy. Energy drinks are zero sugar energy drinks that contain 120 mg of organic caffeine. We offer Energy in eight flavors. We released our Energy drinks in 2016 and this product line is focused mostly in natural and e-commerce channels today. We believe this product line reflects a significant opportunity to expand across multiple channels in the future.

Organic Tea. Our Organic Tea is a pioneer in the zero calorie, naturally sweetened ready-to-drink tea segment, and was released in 2018. Zevia Organic Tea is USDA Organic and brewed with Fair Trade Certified Tea. We offer Organic Tea in eight flavors, including one caffeine-free option.

We benefit from sustained shifts across the liquid refreshment beverage market. We believe consumers continue to be more health conscious and focused on reducing sugar in their diets and are increasingly averse to added sugars. Many consumers are making choices with sustainability in mind, including plastic waste reduction. As a great-tasting, clean label beverage supporting a positive environmental and social impact, we are positioned to appeal to a broad range of consumer needs in our current markets and beyond.

Consumers can purchase our products both in brick and mortar stores and through e-commerce channels. We are an omnichannel brand found in more than 37,000 retailer locations across the traditional grocery, natural grocery, specialty outlets, warehouse club, drug and convenience channels, and on e-commerce platforms.

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

Sustainable packaging remains a key priority and we continue to seek to minimize our environmental impact. We take pride in reducing plastic waste by using only aluminum cans as beverage containers. Since our founding in 2007, we have never sold a beverage in a plastic bottle. Through only using aluminum cans, we estimate that we have saved over 30,000 metric tons of plastic and consumption of our products has resulted in the avoidance of over one billion plastic bottles since 2011. In addition, we reduce our use of packaging materials where feasible.

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

Sales and Marketing and Consumer Outreach

Our historical marketing strategy relied heavily on driving trial and conversion at the point of purchase in retail outlets. In 2024, we shifted resources to complement our retail efforts and strategically made investments in the second half of the year to amplify our brand and to clarify our points of differentiation on taste and ingredients to help drive trial and grow customer conversions.

Our brand strategy is to position Zevia as the best alternative to artificial soda, highlighting both our product benefits (zero sugar, zero artificial sweeteners, zero artificial colors) and our differentiated brand position, celebrating “real” in an increasingly “artificial” world. In line with our brand building efforts, our marketing ecosystem continues to scale with increased positive results in social media engagement, reaching consumers through influencers, and effective digital and audio advertising, that we expect to help drive purchase intent as well as conversion at the point of purchase. Our ecosystem will be leveraged for future Brand content and product launches.

From an in-store perspective, we also deployed funding to enhance our presence at shelf, including shelf tags, product displays and other means to build consumer awareness and consideration. Given our competitive repeat rates, we believe these efforts to drive customer conversion with new users will be beneficial and subsequently grow our base of loyal customers.

We maintain a website at https://www.zevia.com, which serves as the most comprehensive source of information regarding our products. Our website is used as a platform to introduce our entire brand portfolio, promote and sell our products, provide news, highlight nutritional facts and provide general information on where to purchase our products.

Sales

Our sales team is comprised of key accounts, distribution and insights professionals. The team works in close coordination with a national network of broker and distributor sales teams that gives us access to accounts across multiple channels throughout the U.S. and Canada.

Innovation

Delivering a product that consumers love is an integral part of what we do. We regularly look for ways to improve product taste and innovate to drive excitement, growth, brand awareness and trial.

Our product development team collaborates across our organization and supplier base to identify areas to improve our existing offerings and create new offerings. Our product development team coordinates the creation, testing, launch and improvement of our products in collaboration with our suppliers.

We have refined certain formulas of our products to help appeal to and meet our consumers’ evolving taste profile and have launched line and flavor extensions within existing categories to further fulfill consumer needs. Our robust pipeline of new category innovations is expected to allow us to continue to thoughtfully and strategically innovate within the beverage space and maximize share of stomach by offering flavors and beverages that can drive appeal.

Our product development team is also working to improve our ingredients. We regularly refine our stevia blend in an effort to maintain leadership in our sweetener system and currently use a specific stevia extract product that contains a particular blend of SGs that was found to perform the best across our beverage platform, providing more rounded sweetness with minimal aftertaste commonly associated with other stevia sweeteners. We believe that by consistently offering great tasting products that are all zero calorie, zero sugar and naturally sweetened, with sustainable packaging under one brand, we can attract consumers to our new flavors and categories.

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

At the beginning of 2024, we transitioned our procurement strategy to partner with our contract manufacturers. This change allowed our contract manufacturers to be responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. This change allowed us to leverage the purchasing power of our contract manufacturers and further diversify, as well as enable us to have the flexibility to scale the business. We also onboarded a global transportation management company to support optimizing freight procurement and associated freight management activities to improve our cost management. These changes better optimized our supply chain, helped position us for future growth, and will drive increasing returns as we scale the business.

Ingredients and Ingredient Suppliers

The principal ingredients of our beverages, aside from carbonated water, are stevia sweetener, flavors, and citric acid. All Zevia products are solely sweetened with highly purified stevia leaf extract. Zevia products do not contain erythritol. All Zevia beverages are zero sugar and naturally sweetened with plant-based ingredients that are Non-GMO Project verified. Our stevia leaf extract is procured by our contract manufacturers and was previously sourced from a single large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into October 15, 2023, which includes fixed pricing for the duration of the term. In 2024, we approved and began sourcing from a second multi-national ingredient company to supply stevia leaf extract in order to diversify our source of stevia leaf extract, with the aim of mitigating price and supply disruptions. Our product development team provides ongoing sensory and cost evaluation of competing stevia extract products as well as other sweeteners as a means of planning alternate sources of supply that meet or exceed our sensory expectations.

Flavors are developed in collaboration with our product development team and our flavor ingredient suppliers. These suppliers produce and supply the unique flavor ingredients to our contract manufacturers, and as our contract manufacturers procure these ingredients, we do not have long-term supply agreements with these ingredient suppliers.

Although we do not view our stevia blend or flavor ingredients as commodity ingredients, we continue to seek to diversify sourcing to help de-risk supply or cost shocks from potential supply disruptions.

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

Distribution

We believe we have created a meaningful flywheel for consumer acquisition in which shoppers are able to discover, learn about and purchase our beverages online and offline across multiple channels and platforms. Our online platforms serve as trial generating and transaction intensification opportunities, allowing for full Zevia portfolio offerings, including our best selling variety packs, which are intended to stimulate significant consumer engagement. In addition to helping Zevia remain one of the top-selling carbonated soft drink brands on Amazon in 2024, our e-commerce buyers are also heavily engaged with the brand offline. According to Numerator almost three quarter of Zevia shoppers who purchased us online in 2024 also purchased Zevia in brick-and-mortar retailers. Moreover, shoppers who bought Zevia products online spent 3x more on our brand across all channels on average.

We have strong, long-standing relationships with grocery, drug, warehouse club, mass, natural, and specialty retailers with whom we can grow distribution and sales through increased store penetration and shelf space. We sold in more than 37,000 retail locations in 2024 according to SPINS, Circana and Nielsen data. We believe that our brick-and-mortar retailers value Zevia’s continued sales growth and higher margin profile, giving us confidence that we can expand our presence over time in terms of store count and number of items carried. For example, we recently expanded our presence at one retailer from 800 to more than 4,300 locations in the U.S. Beyond these channels, we believe there is significant opportunity to continue expanding distribution and total item availability in the mass, drug, warehouse club, convenience, and foodservice channels, putting Zevia at arm’s reach for consumers.

Competition

We believe we compete broadly with all categories of liquid refreshment beverages. The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, ingredients, availability, selection and convenience, as well as factors related to corporate responsibility and sustainability. We believe we compete effectively with respect to each of these factors. Our competitors in the beverage market include category leaders such as The Coca-Cola Company, Keurig Dr. Pepper, PepsiCo, Inc., National Beverage Corp., Monster Energy, and Red Bull, as well as established naturally positioned soda brands like Virgils and Reeds and functional soda brands like Poppi and Olipop.

Human Capital Resources

Zevia’s passion to democratize healthier lifestyles – by providing affordable, better-for-you, naturally sweetened beverages without sugar or calories and never in plastic containers – is reflected in the organization’s people and culture. We offer an inclusive and challenging work environment comprised of team members who are charged with delivering high performance and representative of the communities we serve. Our core values – passion, respect, gratitude, learning, a positive attitude, teamwork and continuous improvement – are at the foundation of our strategies to drive our mission and business.

We have an inclusive, strategic, and well-defined human capital planning process and a management approach that aligns to our business needs and mission, and is designed to help us attract, retain and maximize the best talent.

As of December 31, 2024, we had 104 full-time team members in the U.S, and 4 full-time team members in Canada. We also utilize independent contractors for freelance work and project-based work. None of our team members are represented by a labor union. We maintain a strong relationship with our team members and have never experienced a labor-related work stoppage.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation Committee, which is responsible for governance over policies regarding human capital and compensation practices, including executive compensation, performance, pay equity, recruiting, retention, training and development, safety, representation and creating a working environment consistent with our culture, objectives and strategy.

Employee Health and Safety

As a values-driven organization, the health, safety, and well-being of our team members is our top priority. We prioritize safety for all employees through a combination of education, training, and safety-related policies, while also maintaining compliance with applicable regulations, including Occupational Safety and Health Administration (OSHA) guidelines and mandates by local health authorities. Specifically, we implement custom Injury and Illness Prevention Programs for our headquarters including safety training for our innovation lab, medical emergencies, power failure, bomb threat, fire safety, earthquake, and evacuation prevention practices. In 2024, we launched a customized Workplace Violence Prevention plan designed to address the hazards associated with various types of workplace violence.

Company Composition: High Performance and Representation

We focus on high performance and define it in part by initiative, excellence, and hard work. We believe performance is best delivered by individuals who represent the diverse consumer base we serve. We define diversity considering geography, age, education level, veteran status, gender, race, disability and other characteristics.

Our commitment is focused on promoting equal employment opportunities and performance, and starts at the top with a highly skilled representative executive leadership team and Board of Directors that is representative of our consumers. We promote representation across our organization as a matter of bolstering performance, via a framework that is centered on providing equal opportunities and minimizing subjectivity via data-driven decisions to reduce the risk of bias and help promote culture where everyone owns responsibility for inclusive behaviors and high performance across the organization.

Zevia promotes equity through consistency and fairness with our people policies and practices that are designed to offer access, opportunity, and career growth for all team members equally across various stages of the employee lifecycle, including performance standards. We strive to make promotions, compensation, and growth opportunities impartial, just, and transparent. We maintain a consistent compensation policy across base salary, bonus, equity in the form of Restricted Stock Units (“RSUs”) and stock options, all of which are based upon performance, and benefit contributions. We believe everyone is an owner at Zevia, and we work together as one team to deliver results and achieve performance.

Culture and Engagement

Our team drives the success of our brand, and every leadership or full team engagement features a conscious effort to engage and communicate with a focus on our values and on high performance. Our People team manages celebrations across varied interests through the year, themes for contest, mental health resources, open surveys, team communication platforms, and training on resource access.

To meet our human capital objectives, we utilize internal employee surveys to understand the effectiveness of our people programs and where we can improve across the organization. In 2024, we conducted two semi-annual engagement surveys and monitored employee feedback for continued improvements in culture with a focus on high-performance and people-centric initiatives.

Talent Acquisition

We hired 25 new team members in 2024, 87.5% of which were sourced by internal recruitment. We have implemented recruitment practices designed to remove bias in the selection process and we reflect our values to candidates through job description language using gender-neutral pronouns, no video calls during the first interview, and standard assessments for applicable roles. We find candidates through a wide variety of sources to expand the talent pool of potential candidates, we offer flexible education requirements by role, and structure interviews with consistent processes to promote equal employment opportunities and minimize bias. We conduct transparent, collaborative and panel interviews for group input on all hires.

Benefits and Compensation Strategies

We strive to attract and retain high caliber individuals who raise the talent bar by offering competitive compensation and benefit packages. Our compensation program is designed so that our talented team is paid fairly and equitably, and well rewarded for performance. The foundation of our compensation policy is a base salary and a performance-based bonus with targets tied to the Company’s annual financial performance. We regularly review and survey our compensation and benefit programs against market to confirm we remain competitive in our hiring practices. We aim for equal pay for equal work and adapt accordingly to close any existing pay equity gaps.

Every full-time team member is eligible to receive equity-based compensation, which provides a sense of ownership and next-level engagement among employees at all levels. Zevia also offers a Fortune-500 style benefits package that incorporates a robust contribution for all tiers of coverage to include: medical, health savings account employer contribution, dental, vision, group and voluntary life & AD&D, critical illness, hospital indemnity, accident, short-term and long-term disability insurance, flexible spending accounts, pet insurance and legal access. We offer a 401(k) Safe Harbor Retirement savings plan with Company matching contributions and no vesting schedule. We have competitive paid time off and sick policies, paid bereavement, holidays, flexible schedules, remote and hybrid work, employee assistance programs, and a generous parental leave policy.

Training and Organizational Development

Our team members have access to various internal and external formal training and development courses to support individual growth and support performance. We offer an annual professional development allowance for continued advancement, with focus on a team member’s career path at Zevia. We seek to promote from our internal talent pool as part of our enterprise-wide succession plan. Our internal training includes custom content by department and role, 100% participation in unconscious bias training, and management training and development.

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

We seek to protect our intellectual property rights by relying on trademark laws and other laws related to proprietary rights around the world. Our domain name is https://www.zevia.com.

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

We are required to comply with federal, state, and local environmental laws and regulations such as restrictions on certain packaging containing per- and polyfluoroalkyl substances and bottle deposit ordinances. We continue to monitor the applicable regulations and seek to create policies and practices designed to abide by all applicable environmental laws, rules, regulations, and ordinances applicable to our business and products. While our compliance to date has not had, and is not expected to have, a material financial effect on our business or our operations, our obligations for compliance may become more burdensome as more restrictive requirements or regulations may be imposed or enacted in the future.

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

Our business involves the collection, use, storage, transmission, and management of personal data, including payment card and other sensitive or confidential information, relating to consumers, workers, partners, and suppliers. We are subject to federal and state laws and regulations related to cybersecurity, privacy and data protection, including the California Consumer Privacy Act, by the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act. The privacy and data protection regulatory environment is constantly changing, with additional U.S. state privacy laws being proposed or coming into effect regularly, each raising new and increasingly rigorous requirements applicable to our business and how we can use personal data. We continue to monitor the U.S. privacy and data protection law landscape, evaluate the potential impact on our business, and develop strategies to maintain our privacy and data protection compliance programs and policies. However, the patchwork approach to regulation and pace at which it changes causes implementation of these requirements to be more complex. We will continue to monitor changes and implement and maintain compliance measures, and we recognize that these changes and measures require significant resources and costs, and failure to comply with applicable laws could subject us to fines, governmental investigations, consumer demands, and lawsuits.

In Canada, the manufacture, distribution, marketing and sale of our products are also subject to compliance with similar laws, rules and regulations.

We are actively monitoring trade policy and tariff announcements including the recent executive orders issued by the new U.S. federal administration in February 2025 regarding new tariffs on imports from Canada, Mexico and China. We are currently evaluating the potential impact of the announced tariffs as well as the recent implementation of a 25% import tax on all steel and aluminum entering the U.S. on our business and financial condition and actions we may take to mitigate the impact. In addition, we are monitoring the potential impact, if any, of actions taken by these countries in response to the announced tariffs.

Item 1A. Risk Factors.

RISK FACTORS

We are providing the following summary of the risk factors contained in this Annual Report. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information contained in this Annual Report, including our consolidated financial statements and the related notes. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, results of operations and financial condition, which may adversely affect the trading price of our Class A common stock. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

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

•
inability to compete in our intensely competitive industry;
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
•
inaccurate or misleading marketing claims, whether or not substantiated;
•
failure to introduce new products or successfully improve existing products;
•
product safety and quality concerns, including those relating to our sweetening system, which could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings;
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
•
the impact of adverse global macroeconomic conditions, including relatively high interest rates, recession fears and inflationary pressures, changes to foreign trade policies, and geopolitical events or conflicts;
•
climate change, adverse weather conditions, natural disasters and other natural conditions;
•
difficulties and challenges associated with expansion into new markets;
•
inability to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products due to reliance on a limited number of third-party suppliers;
•
trade tensions between the U.S. and China, and changes in U.S. foreign trade policies;
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
•
inadequacy, failure, interruption or security breaches of our information technology systems and failure to comply with data privacy and information security laws and regulations; and
•
the impact of any future pandemics, epidemics, or other disease outbreaks on our business, results of operations and financial condition.

Risks Relating to Our Business, Our Industry and Macroeconomic Conditions

If we are unable to compete in our intensely competitive industry, our business may not grow or succeed.

We operate in the highly competitive commercial beverage industry that continues to evolve in response to changing consumer preferences. Some of our competitors, such as The Coca-Cola Company, Keurig Dr. Pepper, PepsiCo, Inc., National Beverage Corp., Monster Energy, and Red Bull, are multinational corporations with significantly greater financial resources than us. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. For example, both PepsiCo and the Coca-Cola Company have begun focusing in on the better-for-you space, with the Coca-Cola Company launching a prebiotic soda “Simply Pop” this year. We also compete with a range of other brands, including prebiotic soda brands like Poppi and Olipop, and a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. If we are unable to effectively compete in the commercial beverage industry, we may not be able to maintain or improve the market position of our brand.

Our sales may be negatively affected by numerous factors, including our inability to maintain or increase prices, our inability to effectively promote our products, our inability to move out of niche locations in-store to broader appeal category locations due to competitor and retailer actions, our inability to increase or sustain our volume of shelf space in-store or obtain optimal presence on store shelves to display our products, ineffective advertising and marketing campaigns, new entrants into the market, the decision of wholesalers, retailers or consumers to purchase competitors’ products instead of ours, and increased marketing costs and in-store placement and slotting fees due to our competitors’ willingness to spend aggressively. Competitive pressures may also cause us to reduce prices we charge customers or may restrict our ability to increase such prices. The better-for-you soda space is becoming increasingly competitive with multiple new brand and item introductions, placing strain on already constrained shelf space availability. This could limit our share of shelf space and therefore limit our soda sales and growth. In order to remain competitive, we may also need to increase our marketing and advertising spend, which could have an impact on our operating results.

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

Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, food safety, quality assurance, marketing and merchandising efforts, our ability to provide a consistent, high-quality customer experience and our ability to effectively execute on our brand strategy to help drive trial and grow customer conversions in a timely manner. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or manufacturers, including adverse publicity, negative brand associations, or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business. Furthermore, as existing ecommerce and media platforms continue to rapidly evolve, new platforms develop, and laws or regulations regarding the use and operations of such platforms change, we must effectively maintain a presence on these platforms, establish a presence on new or emerging platforms or transition to other platforms should a platform become unavailable to maintain our brand. If we are unable to cost-effectively use these platforms as marketing tools, our ability to maintain and acquire consumers and our operations could suffer.

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

We sell a substantial portion of our products to specific customers. In 2024, our largest customer represented 13% of our net sales and our second largest customer represented 11% of our net sales, and our largest ten customers represented 71% of our net sales. No other customers represented more than 10% of our net sales in 2024. In 2024, the e-commerce channel represented approximately 12% of our net sales. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability. We expect that most of our sales will be made through a small number of customers for the foreseeable future. For these customers, we do not have short-term or long-term commitments in our contracts that ensure future sales of our products. If we lose one or more of our significant customers and cannot replace the customer in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected. Similarly, if we do not maintain our relationship with existing customers or develop relationships with new customers, the growth of our business may be adversely affected and our business may be harmed. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, a reduction in the number of brands they carry, a reduction or shift of shelf space, the introduction of competing products or the perceived quality of our products. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform. Despite operating in different channels, our retailers sometimes develop their own beverages that compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. For example, we have had retailers develop brands that compete with our brand and as a result, saw a shift in our shelf space in store to private label and competitive products. In addition, our success depends in part on our ability to maintain good relationships with key retail customers.

We could be adversely affected by a change in consumer preferences, perception and spending habits in the commercial beverage industry and on naturally sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our new products including any new offerings, could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in better-for-you, ethically produced and great-tasting beverages, particularly those sweetened with stevia extract or other sweeteners as an alternative to sugar or artificial sweeteners. Our products are solely sweetened by highly purified stevia extract and do not contain Erythritol or Aspartame. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the commercial beverage industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients (particularly stevia or other sweeteners) or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness or inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of inflation and global public health concerns such as epidemics and pandemics.

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

Although we take measures to confirm that public information about our company and brand is accurate, compliant with regulations and substantiated by factual analysis and research, we may be subject to claims that such information is false or misleading. Even if such claims are disproven, any negative publicity surrounding an assertion that our marketing materials are inaccurate could cause consumers to lose confidence in the safety and quality of our products. In addition, a judgment against us could lead to further litigation and have a material adverse effect on our business, financial condition, results of operations or liquidity. Our use of social media influencers and celebrities for product promotion and marketing may expose us to risk that such content could contain problematic, inaccurate, or misleading product or marketing claims. These influencers and celebrities could also engage in behavior that reflects poorly on our brand. Any claims or behavior by such influencers or celebrities may be attributed to us and expose us to fines, monetary liabilities, or could harm our brand reputation all of which could have an adverse impact on our business and operations.

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

Product safety and quality concerns, including relating to our sweetening system, could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, or our brand dilution, which could increase our operating costs and reduce demand for our product offerings.

The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including relating to our sweetening system. The sale of products for human use and consumption involves the risk of injury or illness to consumers. We are subject to and are required to maintain compliance with various quality, environmental, health and safety supply chain standards. A failure or perceived failure to meet our quality or safety standards and comply with applicable regulations, including product adulteration, contamination, or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our contract manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, negative publicity, the destruction of product inventory, the discontinuation of sales or our relationships with customers, contract manufacturers, distributors, or suppliers, the dilution of our brand, lost sales due to the unavailability of product for a period of time and higher-than-anticipated rates of returns of goods. The occurrence of health-related illnesses, public health concerns, or other incidents related to the consumption of our products, including allergies, excessive consumption or death to a consumer, could also adversely affect consumer perceptions and affinity for our brand, harm our reputation, and affect the price and availability of affected ingredients, resulting in higher costs and disruptions in supply, which could cause a material reduction in our sales.

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

Negative publicity surrounding the health effects of our sweetening system or other ingredients in our products could have an adverse effect on our business including reports that stevia extract or sweeteners (or another ingredient) cause adverse effects on consumer health, whether founded or unfounded. Future similar founded or unfounded claims could cause customers or consumers to reduce the number of our products that they purchase or stop buying our products altogether. Additionally, negative information on social media or networking websites about our products or any ingredients included in our products, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brand or the Company. Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brand, cause consumers to choose other products, and negatively affect our business and financial performance.

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

We have experienced net losses in each year since our inception. We incurred net losses of $23.8 million in 2024 and of $28.3 million in 2023. We anticipate that our operating expenses, excluding equity-based compensation, will increase over time as we continue to invest in growing our business, increasing our customer base, supplier network and contract manufacturers, and expanding our marketing channels. Our expansion efforts may prove more expensive than we anticipate, and there is no guarantee that these efforts will translate into sufficient sales to cover our expenses and result in profits. If our efforts to increase the average selling price of our products over time result in outsized volume decreases, our net sales may be adversely impacted and it will be challenging to achieve profitability or maintain pace with cost increases over time. We incur significant expenses in developing our innovative products and obtaining, storing, and marketing our products. In addition, some of our expenses are fixed. Accordingly, we may not be able to achieve profitability, and we may continue to incur significant losses in the future.

If we fail to attract, hire, train and retain qualified personnel, manage our future growth effectively or maintain our company culture, our business could be materially adversely affected.

Our growth and success depends in part upon our ability to attract, hire, train and retain a sufficient number of highly qualified and skilled employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners, retailers and consumers. We believe our culture and our mission have been key contributors to our success to date and promote a sense of greater purpose and fulfillment in our employees. The continued work on our culture is necessary for our continued success as we build our employer brand. If we fail to maintain our company culture or focus on our employer brand while developing our current employees and integrating new employees, our business and competitive position could be materially harmed.

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

Disruptions in the worldwide economy, including changes to foreign trade policies, may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions, including the impacts of inflation, changes in U.S. foreign trade policies, and governmental tariffs, may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. The imposition or threat of tariffs or additional sanctions on imports or exports in the U.S., Canada or jurisdictions from which we source our supplies could have an adverse impact on our supply chain, results of operations, or overall business. Additionally, the recent implementation of a 25% import tax on all steel and aluminum entering the U.S. could adversely impact our operating costs and business overall. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. In the past, inflationary pressures raised overall supply chain costs and manufacturing and labor costs, which impacted our margins. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Similarly, an earthquake, fire, tsunami, tornado or other natural disaster could seriously disrupt our entire business. Our corporate offices and research and development functions are located in Los Angeles, California. The impact of an earthquake, fire, mudslide or tsunami, or other natural disasters in the Los Angeles area on our facilities and overall operations is difficult to predict, but such a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of such a natural disaster. As a result, natural disasters in the Los Angeles area or in areas where our contract manufacturers are located, could lead to substantial losses.

We may face difficulties as we expand our operations into new markets in which we have no prior operating experience.

As we work to grow our brand, we intend to enter into new markets, including eventually expanding into countries other than those in which we currently operate. It may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets as we have little experience with consumer preferences outside the United States and Canada. We will also face increased competition with larger competitors who have stronger established brands in such markets. The political, legal and social systems of certain territories pose difficult challenges related to establishing and maintaining control and ownership of our brand and intellectual property, as well as mitigating the risk of diverted sales to other territories and/or sales diverted into the U.S. It is also costly to establish, develop and maintain international operations and develop and promote our brands in international markets and we may face adverse tax consequences, tariffs, and barriers to trade. Changes in U.S. foreign trade policies, including as a result of the new presidential administration, could lead to the imposition of additional trade barriers and tariffs on U.S. products in foreign jurisdictions. Such changes in U.S. trade policy or in laws and policies governing foreign trade, or actions taken by countries in response to such policies, could materially and adversely affect our business and results of operations. Our expansion may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. By expanding into other territories, we may be subject to additional product labeling and quality requirements, which could require us to market our products differently or change the formula of certain products to meet local standards in order to commercialize. As we expand our business into new countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand.

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

A majority of the stevia extract used in our products is currently sourced from two suppliers, which we have selected because they meet our specific requirements for a particular blend of leaf compounds. General trade tensions between the U.S. and China, which began escalating in 2018, could have a negative impact on our business. The recent proposed tariff increases on imports from China have the potential to disrupt our supply chain and impose additional costs on our business if we cannot properly mitigate the impact of these policies. Additionally, there can be no assurance that the future imposition of any tariffs, changes thereto or potential actions taken by countries in response to the tariffs will not have a material adverse effect upon our results of operations. Any disruption in the stevia extract supply, price, quality, availability or timely delivery could adversely affect our business, performance, and results of operations. Additionally, our contract manufacturers’ sourcing of the majority of the stevia extract used in our products from one supplier increases the risk of significant supply disruptions from local and regional events. For more information regarding contract terms, see the section of this Annual Report captioned “Business—Our Supply Chain.”

Our business’ success depends on third party logistics. We currently work with contract manufacturers to store, ship, and otherwise support our distribution of products to our customers and retail partners. Our ability to meet customer and retail partner expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of these contract manufacturers’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties. Problems with our contract manufacturers’ business, finances, labor relations, ability to obtain raw materials, costs, production, insurance and reputation, as well as natural disasters, fires, or other catastrophic occurrences could adversely affect the success of our business. Additionally, the recent implementation of a 25% import tax on all steel and aluminum entering the U.S. could adversely impact our supply chain and raise operating costs for us.

We seek alternative sources of stevia extract and other plant-based ingredients to use in our products, but we may not be successful in diversifying the raw materials we use in our products. If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or that a new supplier would allocate sufficient capacity to our contract manufacturers in order to produce sufficient products to meet our requirements, fill our orders in a timely manner, meet our strict quality standards, and ensure that we can supply enough products to meet consumer demand. Additionally, alternative sourcing could increase our contract manufacturers’ product costs to Zevia, which could decrease our profit margins. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Increase in the cost, disruption of supply or shortage of stevia sweetener or other ingredients or raw materials, packaging materials, aluminum cans or other containers could harm our business.

We use various ingredients in our beverage products, including stevia sweetener and flavor ingredients relating to consumable products, aluminum cans and other packaging materials. The prices for ingredients, other raw materials, packaging materials and aluminum cans fluctuate depending on market conditions. We have previously experienced challenges in sourcing aluminum for our cans, and could in the future experience similar disruptions in supply of our finished beverage products. The recent implementation by the new administration of a 25% import tax on all steel and aluminum entering the U.S. could adversely impact our supply chain and raise operating costs for us.

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

In addition, a disruption at our contract manufacturing and distribution facilities, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, epidemics and pandemics, strikes, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism, could have a material adverse effect on our business. Moreover, if demand increases more than we forecast, we will need to acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant amount of time to start production, each of which could negatively affect our business and financial performance.

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

Revenue and results of operations are difficult to accurately forecast as they are subject to a number of uncertainties, including the volume, timing, and type of orders we receive across our various channels, as well as our ability to plan for and model future growth. Forecasts may be particularly challenging as we expand into new markets and geographies in the U.S. and Canada and develop and market new products. We depend on our forecasts of demand for various products to make purchase decisions and to manage our inventory. We need to maintain adequate levels of certain products in order to be able to deliver our beverages on time. If the inventory of our products held by our distributors and/or retailers is too high, they would not place orders for additional products, and if the inventory of our products held by our distributors and/or retailers is too low, we could lose shelf space, either of which could unfavorably impact our future sales and adversely affect our operating results. We cannot be sure the current growth rates and trends are meaningful predictors of future growth. If our assumptions prove to be wrong, for reasons such as a change in demand for our products, increasing competition, our inability to streamline and optimize manufacturing capacity for specific products, our inability to effectively and timely resolve any supply chain logistics challenges, rapid changes in product cycles and pricing, or a decrease in the growth of our overall market, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

Changes in laws and regulations, or the adoption of new laws or regulations, relating to beverage containers, ingredients and packaging could increase our costs, reduce demand for our products, and otherwise adversely affect our business, results of operations and financial condition.

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

The regulatory environment in which we operate could change significantly and adversely in the future. For example, the recent change in the U.S. federal administration has led and is expected to continue to lead to changes in the leadership of various U.S. federal regulatory agencies and changes or proposed or threatened changes to U.S. federal government policy that have led to, in some cases, legal challenges as well as uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations. U.S. federal government policy changes have included seeking to temporarily broadly halt federal funding, seeking to aggressively downsize the U.S. federal government’s workforce and instructing federal agencies to reprioritize or to cease operating or enforcing certain laws or regulations. We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. Any change in manufacturing, labeling, warning, quality, health, or packaging requirements for our products may lead to an increase in costs and interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations and changes in enforcement priorities of regulators could inhibit sales of our products or result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, enforcement actions, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions. A change in laws and regulations could also increase our manufacturing costs, if for example our products become subject to new sales taxes. Any of these things may adversely affect our business, results of operations and financial condition.

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

The Company is a holding company and, its only business is to act as the managing member of Zevia LLC, and its only material assets are Class A units representing approximately 84.2% of the membership interests of Zevia LLC. The Company does not have any independent means of generating revenue. We anticipate that Zevia LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Zevia LLC. Accordingly, the Company will be required to pay income taxes on its allocable share of any net taxable income of Zevia LLC. We intend to cause Zevia LLC to make distributions to each of its members, including the Company, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow the Company to make payments under the Tax Receivable Agreement (“TRA”). If the amount of tax distributions to be made exceeds the amount of funds available for distribution, the Company shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that the Company needs funds, and Zevia LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect the Company’s ability to pay taxes and other expenses, including payments under the TRA, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to any dividends, if declared.

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

The Company entered into the TRA with continuing members of Zevia LLC (not including the Company) and certain pre-IPO institutional investors (“the Direct Zevia Stockholders”). The TRA provides for payment by the Company to continuing members of Zevia LLC (not including the Company) and the Direct Zevia Stockholders of 85% of the amount of the net cash tax savings, if any, that the Company realizes (or, under certain circumstances, is deemed to realize) as a result of (i) increases in tax basis (and utilization of certain other tax benefits) resulting from the Company’s acquisition of a continuing member’s Zevia LLC units in connection with the IPO and in future exchanges, (ii) certain favorable tax attributes we acquired from the blocker companies in the blocker mergers and (iii) payments the Company makes under the TRA (including tax benefits related to imputed interest). Generally, payments under the TRA will be made to the continuing members of Zevia LLC (not including the Company) and to the Direct Zevia Stockholders pro rata based on their relative percentage ownership of Zevia LLC immediately prior to the Reorganization. Such payments will reduce the cash provided by the tax savings generated from the previously described transactions with the members of Zevia LLC and the Direct Zevia Stockholders that would otherwise have been available to the Company for other uses, including reinvestment or dividends to the Company Class A stockholders. The Company will retain the benefit of the remaining 15% of these net cash tax savings.

The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate a TRA (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case the Company will be required to make the termination payment specified in that TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets and the net operating losses (and similar items), we expect that future payments to the continuing members of Zevia LLC (not including the Company) in respect of the IPO will be approximately $56.5 million in the aggregate, although the actual future payments to the continuing members of Zevia LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Zevia LLC in order to make any required payments under the TRA. To the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise, such payments may be deferred for up to six months and would accrue interest until paid.

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

Risks Relating to Ownership of Our Common Stock

We may fail to qualify for continued listing on the NYSE in the future, which could make it more difficult for our stockholders to sell their shares.

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “ZVIA.” We are required to satisfy the continued listing requirements of the NYSE to maintain such listing, including, among other things, the maintenance of a certain average closing price of our Class A common stock.

On June 26, 2024, we received formal notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. On October 1, 2024, we regained compliance with the minimum stock price continued listing standard set forth in Section 802.01C.

While we have regained compliance, there can be no assurance that in the future, we will be able to maintain compliance with the NYSE’s continued listing requirements. In the event that we cannot maintain compliance with the NYSE continued listing standards, we could face significant material adverse consequences, including:

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

We have elected to be classified as a public benefit corporation under the Delaware General Corporation Law (“DGCL”). As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all, and our status as a public benefit corporation may negatively impact stockholders. For example:

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

Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate and may subject us to increased scrutiny.

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

Moreover, we face potential increased scrutiny from certain regulators, stockholders and other stakeholders whose views are increasingly evolving and varied and may be inconsistent with the objectives of a public benefit corporation or a Certified B Corporation, or our ESG practices. It is not possible for our ESG practices to satisfy all stakeholders, and our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively impacted.

We do not intend to pay dividends for the foreseeable future and, as a result, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Class A common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations have increased and will likely continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Increasing governmental and societal attention to ESG matters has resulted and could continue to result in new laws and requirements, including disclosure requirements that may expand the nature, scope and complexity of information which we are required to report. Significant resources and management oversight will be required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet these evolving requirements. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

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

Reduced reporting and disclosure requirements applicable to us as an emerging growth company (“EGC”) could make our Class A common stock less attractive to investors.

We are an EGC and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and on the frequency of such votes as well as stockholder approval of any golden parachute payments not previously approved. In addition, the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We will remain an EGC until the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.

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

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business, as well as the third parties that host, operate, monitor, or otherwise operate those systems. No operational applications are physically hosted on our premises. All of our applications are operated in the cloud, either as Software as a Service (SaaS) platforms or hosted services. We rely on key third-party, cloud-based systems for critical business operations, such as NetSuite, an enterprise resource planning system used for executing purchase orders and other key operational and accounting transactions; Microsoft 365 for document storing, sharing and collaboration; as well as other platforms, including Paylocity, to manage activities including, but not limited to, payroll and personnel data. We do not have control over the information technology systems of third parties. Supply plans are driven by our demand plan, both of which are updated monthly and as needed, using Netstock Smoothie. A failure of our third-party vendor’s information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, and/or viruses. Any such damage or interruption could have a material adverse effect on our business.

If we or any of our customers, suppliers, or vendors incur a security breach, data protection breach, or cyberattack, this could disrupt our internal operations and negatively impact our revenue and cash flows, result in increased expenses, damage our reputation, and adversely affect our stock price.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking, email, and other online activities to connect with our employees, suppliers, contract manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we will also be expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. Such risks may involve ransomware or other malicious software programs that exploit information security vulnerabilities. Additionally, we have been subject to security breaches and cyber incidents in the past and our preventative measures and incident response efforts may not be entirely effective at preventing future breaches. While we maintain cybersecurity insurance policies, our cybersecurity insurance carrier may challenge the coverage and leave us with payment out of pocket for all costs associated with any such breach. In addition, the increase in certain of our employees working remotely has resulted in increased utilization of network and information technology infrastructure outside our control leading to increased vulnerability to cyberattacks and other cyber incidents. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. We could also be required to spend significant financial and other resources to remedy the damage caused by one of these events or to repair or replace networks and information systems.

Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and obligations could harm our business.

We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among U.S. states, countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and obligations to our consumers, customers and other third parties related to privacy, data protection and information security. We strive to comply with applicable privacy laws; however, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, varied, and it is possible that these or other actual obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.

Many U.S. states are considering, have passed, or have enacted privacy legislation, rules, and regulations that impose onerous and complex requirements on companies, as well afford consumers significant rights over their personal data, including rights to transparency, access, correction, portability, and deletion of their personal data, and the ability to opt out of certain uses of their personal data. The potential effects of this legislation may require us to incur substantial costs and expenses in an effort to comply. The patchwork approach to regulation and pace at which it changes causes implementation of these requirements to be more complex. Monitoring changes and implementing and maintaining compliance measures may require significant resources and costs, and failure to comply with applicable laws could subject us to fines, governmental investigations, consumer demands, and lawsuits. For example, we are also subject to the privacy laws discussed under the section of this Annual Report captioned “Business—Government Regulation” and various other U.S. state laws where we sell our products.

With laws and regulations such as the California Consumer Privacy Act imposing new or relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these or other laws and regulations, or of contractual or other obligations relating to privacy, data protection or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures, or the features of our products and services. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, cookie-based processing, and postal mail to sell our products and services and to attract new consumers, and we, and our vendors, are subject to various current and future data protection laws and data protection obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. We may face challenges in addressing their requirements and making any necessary changes to our policies and practices, and we may find it necessary or appropriate to assume additional burdens with respect to data handling, to restrict our data processing or otherwise to modify our data handling practices and to incur significant costs and expenses in these efforts. Any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.

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

Any future pandemics, epidemics disease outbreaks or actual or threatened public health emergencies may have an adverse impact on the global society, economies, financial markets and consumer and business spending. In addition to the impact on our distributors, contract manufacturers and their suppliers, any future pandemics, epidemics, disease outbreaks or public health emergencies and related public health measures could impact consumer preferences and demand for our products, government regulations and restrictions, transportation and route to market, and availability of raw materials and thus may have a material impact on our business, results of operations and financial condition and such impact remains uncertain and unpredictable.

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

Covenants in our credit facility could adversely impact our operations

Our asset-based credit facility contains a liquidity covenant that required us to maintain liquidity of $7.0 million at all times until December 31, 2024. Thereafter, we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the credit facility is less than the greater of $3.0 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. The agreement governing our credit facility also contains, among other things, customary representations, warranties and default provisions and customary restrictions on making investments, incurring indebtedness, prepaying junior debt, granting liens and making stockholder distributions. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest owed under our credit facility.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process designed to assess, identify, and manage material risks from cybersecurity threats. This process is supported by both management and our Board of Directors.

To prevent, detect, mitigate, and remediate information security threats, including a cybersecurity incident and/or threat, we maintain a cyber risk management process managed by our Senior Vice President, Operations (“SVP, Operations”) who reports to our CEO and has seven years of experience overseeing information technology processes and procedures, including cybersecurity matters. The SVP, Operations works with the Company’s Legal team on cybersecurity strategy, policy, training, standards, architecture, and processes. We have invested, and expect to continue to invest, in resources for the protection and safeguarding of our information technology systems, including, but not limited to, networks, applications, and outsourced technology services in connection with the operation of our business. We have implemented cybersecurity systems and controls based on industry best practices and the U.S. National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications or requirements, only that we use such standards as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. These resources are designed to detect and respond to cyber incidents that may result in unauthorized access to, ransomware, damages, or destruction of, our information systems.

Risk Management and Strategy

Cybersecurity risk is a direct responsibility of management and the Company’s information technology (“IT”) team, including our Director, IT who has over 15 years of experience building, implementing, and managing information systems, developing cybersecurity programs, and deploying risk mitigation strategies for such systems. Working cross-functionally with our Legal team, our SVP, Operations oversees the IT team that regularly monitors and assesses cybersecurity risks, implements measures designed to mitigate such risks and their associated effects on the Company and personal data collected, stored, and processed in our systems, and manages our information security training and cybersecurity awareness program. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.

Our approach to cybersecurity risk management includes the following:

•
Multi-Layered Defense and Monitoring – We work to protect our computing environments from cybersecurity threats through multi-layered defenses and monitoring efforts to identify cybersecurity threats, and to help prevent future attacks. We utilize data analytics systems to detect anomalies and identify cyber threats. From time to time, we engage third-party consultants or other advisors to assist in assessing, identifying, and/or managing cybersecurity threats. We also periodically use third-parties to conduct additional reviews and assessments.
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

Since the beginning of the last fiscal year, we have not identified any cybersecurity threat or incident that has materially affected the Company or our financial position, results of operations and/or cash flows, but we face certain ongoing cybersecurity risk threats that, if realized, are reasonably likely to materially affect us. We continue to invest in the cybersecurity and resiliency of our networks and enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Part I, Item 1A. “Risk Factors” included in this Annual Report.

Item 2. Properties

Our corporate headquarters offices are located in Encino, California and consists of approximately 20,185 square feet of leased space pursuant to a lease that expires on December 31, 2026. In September 2024, we entered into an agreement to sublease 8,468 square feet of leased space until December 31, 2026.

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

Holders of Record

As of February 15, 2025, there were 15 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 15, 2025, there were 25 holders of record of our Class B common stock.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other sections of this Annual Report. The financial data discussed below reflects the historical results of operations and financial position of the Company. References in this Annual Report to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are made with a handful of simple, plant-based ingredients, contain no artificial sweeteners, and are Non-GMO Project verified, gluten-free, Kosher, and vegan, and include a variety of flavors across Soda, Energy Drinks, and Organic Tea drinks. Our products are distributed and sold principally across the U.S. and Canada through a wide-ranging network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

Key Events During 2024

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

The Productivity Initiative has resulted in the following:

•
Costs associated with the Productivity Initiative, including restructuring costs, were $2.1 million in 2024, which primarily includes employee related severance costs, restructuring consulting services, impairment loss of certain assets as a result of sublease agreement and costs related to exiting two of our third-party warehouse and distribution facilities.
•
The Productivity Initiative is expected to result in estimated annualized benefits of approximately $15.0 million, and we began seeing these benefits in the second half of 2024, and expect the savings to be more fully realized over the next year. These benefits include reduction in costs of goods sold and reduction in operating expenses, including due to the recent reduction in workforce in January. We have reinvested the majority of these costs savings thus far into brand marketing and promotional activity to drive future growth. Looking forward, we intend to balance reinvesting savings to help drive revenue growth with our plans for achieving profitability.

Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative, which we expect to be substantially completed by the first half of 2025.

Factors Affecting Our Performance

Macroeconomic Environment

A number of external factors, including the global economy, global health emergencies, inflationary pressures, relatively high interest rates, volatility in the financial markets, tariff threats, recession fears, financial institution instability, any potential shutdown of the U.S. government, changes in U.S. foreign trade policies, global hostilities, including the military conflicts in Ukraine and Israel and the surrounding areas, and political tensions between the U.S. and China, have impacted and may continue to impact transportation, labor, and commodity costs. These pressures have impacted, and are expected to continue to impact our margins and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the years ended December 31, 2024 and 2023, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from the sales of our products, including Soda, Energy Drinks, and Organic Tea drinks, to our customers, which include grocery distributors, national retailers, convenience retailers, natural products retailers, warehouse club retailers and retailers with e-commerce channels, in the U.S. and Canada.

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

We expect our future growth to be driven by a combination of new distribution, increased organic sales from existing outlets, package and product innovation, and continued pricing strength; however, sales levels in any given period may continue to be impacted by seasonality, increased level of competition, customers’ efforts to manage inventory, and our ability to fulfill customer demands. During 2024, we experienced reduced sales volumes, primarily due to lost distribution at certain retailers, largely in the club channel and one customer in the mass channel, and to a lesser degree as a result of a strategic decision we made to exit our Kids and Mixers product categories to focus on soda, and we expect these distribution losses to impact net sales in the first half of 2025. We also increased our spend on promotional activity at key accounts, returning back to historical promotion levels, in order to drive velocity, which we expect to continue in 2025. We also increased promotions in order to liquidate excess and obsolete inventory, which was temporary and largely complete by the end of 2024. We are focused on building distribution in our key accounts and concurrently evolving our route-to-market; however, we expect it will take time to regain lost distribution in an increasingly competitive environment.

We sell our products in the U.S. and Canada, direct to retailers and also through distributors. We do not have short- or long-term sales commitments with our customers.

Cost of Goods Sold

Historically, cost of goods sold consists of all costs to acquire and manufacture our products, including the cost of ingredients, raw materials, packaging, in-bound freight and logistics and third-party production fees. Beginning in 2024, our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods; therefore, cost of goods sold for the year ended December 31, 2024 consists of all costs to purchase our product from our contract manufacturers as a finished good.

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Due to the recent implementation of a 25% import tax on all steel and aluminum entering the U.S., we could see an increase in our cost of goods. Our results of operations depend on our contract manufacturers’ ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long-term contracts with certain suppliers of stevia and certain third-party contract manufacturers governing quality control, regulatory compliance, pricing and other terms, but these contracts generally do not guarantee any minimum purchase commitments to our third-party contract manufacturers. Our third-party contract manufacturers procure packaging and ingredient materials to manufacture our products according to our submitted rolling forecasts, with the initial three months of each forecast generally constituting our purchase commitment.

We expect our cost of goods sold to increase in absolute dollars as our volume increases, but decrease over time as a percentage of net sales as a result of the Productivity Initiative, our continued focus on cost and efficiency improvements, and as we realize the benefit of scale.

We elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in our accompanying consolidated statements of operations and comprehensive loss. As a result, our gross profit and profit margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

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

Our selling expenses are expected to decrease as a percentage of sales over time as a result of our Productivity Initiative and our continued focus on cost improvements in our supply chain. Our selling expenses are expected to decrease from the prior year in the short-term, largely due the Productivity Initiative.

Marketing expenses are expected to increase as we invest in brand awareness, which are expected to be partially funded by the Productivity Initiative. In particular, we expect to significantly increase our investment in marketing in 2025, primarily in the first and third quarters, to help build our brand, with a focus on driving trial and customer conversions.

General and Administrative Expenses

General and administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology and other functions. Our ongoing general and administrative expenses are expected to remain relatively flat as a percentage of net sales over time.

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

Restructuring Expenses

Restructuring expenses include employee severance and benefit costs to terminate a specified number of employees as well as costs for restructuring consulting services, impairment loss of certain assets, contract termination costs and other related charges designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives. Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on the Productivity Initiative, which we expect to be substantially completed by the first half of 2025.

Other (expense) income, net

Other (expense) income, net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our accompanying consolidated statements of operations and comprehensive loss for the periods presented:

	Year Ended December 31,
	2024	2023
(in thousands, except per share amounts)
Net sales	$155,049	$166,424
Cost of goods sold	83,120	91,666
Gross profit	71,929	74,758
Operating expenses:
Selling and marketing	57,132	62,312
General and administrative	30,024	31,495
Equity-based compensation	4,961	8,279
Depreciation and amortization	1,329	1,615
Restructuring	2,137	—
Total operating expenses	95,583	103,701
Loss from operations	(23,654)	(28,943)
Other (expense) income, net	(63)	673
Loss before income taxes	(23,717)	(28,270)
Provision for income taxes	66	52
Net loss and comprehensive loss	(23,783)	(28,322)
Loss attributable to noncontrolling interest	3,778	6,828
Net loss attributable to Zevia PBC	$(20,005)	$(21,494)

Net loss per share attributable to common stockholders
Basic	$(0.34)	$(0.41)
Diluted	$(0.34)	$(0.41)

The following table presents selected items in our accompanying consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Year Ended December 31,
	2024	2023
Net sales	100%	100%
Cost of goods sold	54%	55%
Gross profit	46%	45%
Operating expenses:
Selling and marketing	37%	37%
General and administrative	19%	19%
Equity-based compensation	3%	5%
Depreciation and amortization	1%	1%
Restructuring	1%	0%
Total operating expenses	62%	62%
Loss from operations	(15)%	(17)%
Other (expense) income, net	(0)%	0%
Loss before income taxes	(15)%	(17)%
Provision for income taxes	0%	0%
Net loss and comprehensive loss	(15)%	(17)%
Loss attributable to noncontrolling interest	2%	4%
Net loss attributable to Zevia PBC	(13)%	(13)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Sales

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Net sales	$155,049	$166,424	$(11,375)	(6.8)%

Net sales were $155.0 million for the year ended December 31, 2024 as compared to $166.4 million for the year ended December 31, 2023. Equivalized cases sold were 12.1 million for the year ended December 31, 2024 as compared to 12.7 million for the year ended December 31, 2023. The decrease in net sales was primarily due to a decrease in the number of equivalized cases sold, which resulted in $9.8 million lower net sales and was largely caused by lost distribution in our club channel and one customer in our mass channel, as well as the discontinuation of Kids and Mixers product lines, partially offset by expanded distribution at one customer in the mass channel, and a decrease in net sales of $1.6 million resulting from greater promotional levels at retailers as well as increased promotions in order to liquidate excess and obsolete inventory. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Cost of goods sold	$83,120	$91,666	$(8,546)	(9.3)%

Cost of goods sold was $83.1 million for the year ended December 31, 2024 as compared to $91.7 million for the year ended December 31, 2023. The decrease of $8.5 million, or 9.3% was primarily due to lower write-downs related to excess and obsolete inventory of $4.6 million, a 4.8% decrease in the shipment of equivalized cases, resulting in $4.1 million lower costs of goods sold, and favorable product mix of $2.7 million, partially offset by unfavorable unit costs of $2.9 million primarily due to investments in enhanced package-specific designs to improve on-shelf visibility and drive brand awareness.

Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Gross profit	$71,929	$74,758	$(2,829)	(3.8)%
Gross margin	46.4%	44.9%		1.5%

Gross profit was $71.9 million for the year ended December 31, 2024 as compared to $74.8 million for the year ended December 31, 2023. The decrease in gross profit of $2.8 million, or 3.8%, was primarily due to lower volumes, unfavorable unit costs, and increased spend on promotional activity, partially offset by lower inventory write-downs and favorable product mix.

Gross margin for the year ended December 31, 2024 improved to 46.4% from 44.9% in the prior-year period. The increase was primarily due to lower inventory write-downs and favorable product mix, partially offset by unfavorable unit costs and increased spend on promotional activity.

Selling and Marketing Expenses

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Selling and marketing expenses	$57,132	$62,312	$(5,180)	(8.3)%

Selling and marketing expenses were $57.1 million for the year ended December 31, 2024 as compared to $62.3 million for the year ended December 31, 2023. The decrease of $5.2 million, or 8.3% was primarily due to a decrease in freight transfer costs of $5.4 million as a result of the impact of supply chain logistics challenges in the prior year and efficiencies related to the Productivity Initiative, a decrease in warehousing costs of $2.8 million due to efficiencies related to the Productivity Initiative and lower inventory levels, a decrease in repackaging costs of $2.0 million due to the automation of certain processes, and a decreases in freight costs of $0.8 million due to improved rates and $0.7 million due to lower volumes. These decreases were partially offset by higher marketing expenses of $6.5 million as a result of investments made to drive brand awareness.

General and Administrative Expenses

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	Percentage
General and administrative expenses	$30,024	$31,495	$(1,471)	(4.7)%

General and administrative expenses were $30.0 million for the year ended December 31, 2024 as compared to $31.5 million for the year ended December 31, 2023. The decrease of $1.5 million, or 4.7%, was primarily a result of our Productivity Initiative discussed above.

Equity-Based Compensation Expense

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Equity-based compensation expenses	$4,961	$8,279	$(3,318)	(40.1)%

Equity-based compensation expense was $5.0 million for the year ended December 31, 2024 as compared to $8.3 million for the year ended December 31, 2023 primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $3.3 million was primarily due to a $3.7 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expenses related to new equity awards granted.

Restructuring Expenses

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Restructuring expenses	$2,137	$—	$2,137	100.0%

Restructuring expenses were $2.1 million for the year ended December 31, 2024, which primarily includes employee related severance costs, restructuring consulting services, impairment loss of certain assets as a result of sublease agreement and costs to exit two of our third-party warehouse and distribution facilities.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of December 31, 2024, we had $30.7 million in cash and cash equivalents. We believe that our cash and cash equivalents as of December 31, 2024, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, changes in tariff or U.S. foreign trade policies, relatively high interest rates, volatility in the financial markets, recession fears, financial institution instability, any potential shutdown of the U.S. government, current and future global hostilities, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $66.5 million through 2038. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $56.5 million, through 2038.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of December 31, 2024, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit. The Loan and Security Agreement was amended on September 30, 2024 to replace the Bloomberg Short-Term Bank Yield Index, which was discontinued on November 15, 2024, with the Term Secured Overnight Financing rate, effective November 20, 2024.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of December 31, 2024, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Twelve Months Ended December 31,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(1,019)	$(16,274)
Investing activities	$(283)	$805
Financing activities	$—	$25

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $1.0 million for the year ended December 31, 2024 was primarily driven by a net loss of $23.8 million, partially offset by non-cash expenses of $7.4 million primarily related to equity-based compensation and depreciation and amortization expense and a net increase in cash related to changes in operating assets and liabilities of $15.4 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $15.9 million due to decreased production of inventory as inventory levels are managed and the sale of raw materials to contract manufacturers, decreased prepaid expenses and other assets of $3.2 million largely due to a decrease in receivables related to the sale of raw materials, and a decrease in accounts receivable of $0.3 million due to timing of payments, partially offset by a net decrease in accounts payable, accrued expenses and other current liabilities of $3.5 million due to timing of purchases and decreased production of inventory, and decreased operating lease liabilities of $0.6 million due to payments made.

Net cash used in operating activities of $16.3 million for the year ended December 31, 2023 was primarily driven by a net loss of $28.3 million, partially offset by non-cash expenses of $11.0 million primarily related to equity-based compensation and depreciation and amortization expense and a net increase in cash related to changes in operating assets and liabilities of $1.0 million. Changes in cash flows related to operating assets and liabilities were primarily due to a net increase of $11.2 million in accounts payable, accrued expenses and other current liabilities due to timing of purchases/payments and increased production of inventory, partially offset by an increase in inventories of $7.0 million due to increased production of inventory as a result of the supply chain logistics challenges in 2023, an increase in prepaid expenses and other assets of $2.6 million, primarily due to an increase in receivables related to the sale of raw materials, and decreased operating lease liabilities of $0.6 million due to payments made.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of $0.3 million for the year ended December 31, 2024 was primarily due to purchase of property, equipment, and software of $0.3 million for leasehold improvements, computer equipment, furniture and equipment, software applications, and marketing equipment for use in ongoing operations.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of less than $0.1 million for the year ended December 31, 2024 was due to proceeds from the Secured Revolving Line of Credit of $8 million which was repaid in the same period, and proceeds from the exercise of stock options.

Net cash provided by financing activities of less than $0.1 million for the year ended December 31, 2023 was primarily due to proceeds from the exercise of stock options.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our operating performance.

We calculate Adjusted EBITDA as net loss adjusted to exclude: (1) other income (expense), net, which includes interest (income) expense and foreign currency (gains) losses, (2) (benefit) provision for income taxes, (3) depreciation and amortization, (4) equity-based compensation, and (5) restructuring expenses. Also, Adjusted EBITDA may in the future be adjusted for amounts impacting net income related to the TRA liability and other infrequent and unusual transactions.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net loss and comprehensive loss	$(23,783)	$(28,322)
Other expense (income), net*	63	(673)
Provision for income taxes	66	52
Depreciation and amortization	1,329	1,615
Equity-based compensation	4,961	8,279
Restructuring	2,137	—
Adjusted EBITDA	$(15,227)	$(19,049)

* Includes interest (income) expense and foreign currency (gains) losses.

Commitments

Effective March 2022, the Company entered into an amendment to the lease for its corporate headquarters offices to extend the lease term through December 31, 2023 and expand the total square footage from 17,923 square feet to 20,185 square feet which commenced on May 1, 2022. In January 2023, the Company entered into another amendment to the lease and further extended the lease term through December 31, 2026. In September 2024, the Company entered into a sublease agreement related to 8,468 square feet of its corporate office, which commenced on October 8, 2024 and ends on December 31, 2026.

The following table summarizes our significant contractual obligations as of December 31, 2024:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Rent obligations (1)	$1,424	$668	$756	$—	$—

(1) Real estate lease payments

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of December 31, 2024, see the sections above as well as Note 7 - Debt, and Note 8 - Leases, in the accompanying Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of December 31, 2024. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

We expect to satisfy these commitments through a combination of cash on hand and cash generated from sales of our products.

Critical Accounting Policies and Estimates

Our accompanying consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Critical accounting estimates are those that we consider the most important to the portrayal of our financial condition and operating results because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2. Summary of Significant Accounting Policies, in the accompanying Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for information about these policies as well as a description of our other accounting policies. Our critical accounting estimates are described below.

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

A 10% change in the accrual for customer incentives and allowances would have affected our income from operations by $0.6 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Inventories

Inventories consist of raw materials and finished goods. Raw materials include costs for the Company’s ingredients and packaging inventories. The costs of finished goods inventories include production fees from third-party manufacturers. Inventories are stated at the lower of average cost or net realizable value. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. Indicators that could result in inventory write downs include age of inventory, damaged inventory, slow moving products, and products at the end of their life cycles. These factors are impacted by market and economic conditions and changes in strategic direction. The calculation of our inventory valuation, specifically the write-down for excess or obsolete inventories, requires management to make assumptions and to apply judgment regarding forecasted customer demand that may turn out to be inaccurate. Inventory net realizable value adjustments, once established, are not reversed until the related inventory has been sold or scrapped. While management believes that inventory is appropriately stated at the lower of average cost or net realizable value, judgment is involved in determining the net realizable value of inventory. The lower of average cost or net realizable value adjustments were not material at December 31, 2024 or December 31, 2023.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC’s economic interest in Zevia LLC, which was 84.2% and 75.8% as of December 31, 2024 and 2023, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

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

We record a valuation allowance to reduce DTAs to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of DTLs, historical levels of income, projections of future income, expectations and risk associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. To the extent that we believe it is more likely than not that some portion of our DTAs will not be realized, we would increase the valuation allowance against DTAs. The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate sufficient future taxable income against which the benefits of our DTAs may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenue, gross profits, operating income and taxable income in future periods. Although we believe that our judgment used is reasonable, actual results can differ due to a change in market conditions, changes in tax laws and other factors. As of December 31, 2024, we have a full valuation allowance against DTAs totaling $78.9 million.

In accordance with ASC 740, Income Taxes we perform a comprehensive review of uncertain tax positions regularly. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We determine the tax liability for uncertain tax positions based on a two-step process. The first step is to determine whether it is more likely than not based on technical merits that each income tax position would be sustained upon examination. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The assessment of each tax position requires significant judgment and estimates. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits, issuance of new regulations or new case law, negotiations with tax authorities, and expiration of statutes of limitations. We did not record any unrecognized tax benefit as of December 31, 2024. We recognize both accrued interest and penalties, when appropriate, in income taxes in the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2024, the Company believes based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of December 31, 2024; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.5 million and $56.2 million at December 31, 2024 and 2023, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the year ended December 31, 2024. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to our Consolidated Financial Statements included in this Annual Report for a discussion of recently issued accounting pronouncements not yet adopted.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO which is December 31, 2026 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if any of the following events occur: (i) we have more than $1.235 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A common stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material prices, foreign exchange, inflation and commodities as follows:

Raw Material Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. Our stevia leaf extract is procured by our contract manufacturers and was previously sourced from a single large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into effective October 15, 2023, which includes fixed pricing for the duration of the term. During 2024, we approved and began sourcing from a second multi-national ingredient company to supply stevia leaf extract in order to diversify our source of stevia leaf extract, with the aim of mitigating price and supply disruptions. However, there can be no assurance that we will be able to secure alternative sources of supply. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, climate change, supply chain challenges, and adverse weather conditions.

Our aluminum cans are procured by our contract manufacturers through various can manufacturers. The price for aluminum cans also fluctuates depending on market conditions and U.S. foreign trade policies. The recent implementation of a 25% import tax by the new presidential administration on all steel and aluminum entering the U.S. could increase our operating costs. Our contract manufacturers’ ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain.

We are seeking to diversify our sources of supply and intend to enter into arrangements to better ensure stability of prices of our raw materials.

Due to a change in supply chain processes during 2024, our contract manufacturers are now responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the year ended December 31, 2024, we had three vendors accounting for approximately 89% of our total raw material and finished goods purchases. Refer to Note 14, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign currency transaction losses for the years ended December 31, 2024 and 2023 amounted to approximately $0.7 million and $0.0 million, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Zevia PBC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zevia PBC and its subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2025

We have served as the Company’s auditor since 2020.

ZEVIA PBC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,653	$31,955
Accounts receivable, net	10,795	11,119
Inventories	18,618	34,550
Prepaid expenses and other current assets	1,843	5,063
Total current assets	61,909	82,687
Property and equipment, net	1,261	2,109
Right-of-use assets under operating leases, net	1,099	1,959
Intangible assets, net	3,179	3,523
Other non-current assets	503	579
Total assets	$67,951	$90,857
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,295	$21,169
Accrued expenses and other current liabilities	8,340	5,973
Current portion of operating lease liabilities	587	575
Total current liabilities	24,222	27,717
Operating lease liabilities, net of current portion	726	1,373
Other non-current liabilities	58	—
Total liabilities	25,006	29,090
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 61,646,478 and 54,220,017 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	61	54
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 11,551,235 and 17,283,177 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	12	17
Additional paid-in capital	186,148	191,144
Accumulated deficit	(121,342)	(101,337)
Total Zevia PBC stockholders’ equity	64,879	89,878
Noncontrolling interests	(21,934)	(28,111)
Total equity	42,945	61,767
Total liabilities and equity	$67,951	$90,857

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Net sales	$155,049	$166,424
Cost of goods sold	83,120	91,666
Gross profit	71,929	74,758
Operating expenses:
Selling and marketing	57,132	62,312
General and administrative	30,024	31,495
Equity-based compensation	4,961	8,279
Depreciation and amortization	1,329	1,615
Restructuring	2,137	—
Total operating expenses	95,583	103,701
Loss from operations	(23,654)	(28,943)
Other (expense) income, net	(63)	673
Loss before income taxes	(23,717)	(28,270)
Provision for income taxes	66	52
Net loss and comprehensive loss	(23,783)	(28,322)
Loss attributable to noncontrolling interest	3,778	6,828
Net loss attributable to Zevia PBC	$(20,005)	$(21,494)

Net loss per share attributable to common stockholders
Basic	$(0.34)	$(0.41)
Diluted	$(0.34)	$(0.41)

Weighted average common shares outstanding
Basic	58,683,445	50,618,758
Diluted	58,683,445	50,618,758

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2023	47,774,046	$48	21,798,600	$22	$189,724	$(79,843)	$(28,165)	$81,786
Vesting and release of common stock under equity incentive plans, net	1,848,288	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	4,454,900	5	(4,454,900)	(5)	(6,883)	—	6,883	—
Disposition of cost method investment in redemption of Class B common stock	—	—	(60,523)	—	—	—	(1)	(1)
Exercise of stock options	142,783	—	—	—	25	—	—	25
Equity-based compensation	—	—	—	—	8,279	—	—	8,279
Net loss	—	—	—	—	—	(21,494)	(6,828)	(28,322)
Balance at December 31, 2023	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767
Vesting and release of common stock under equity incentive plans, net	1,554,847	2	—	—	(2)	—	—	—
Exchange of Class B common stock for Class A common stock	5,731,942	5	(5,731,942)	(5)	(9,955)	—	9,955	—
Exercise of stock options	139,672	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,961	—	—	4,961
Net loss	—	—	—	—	—	(20,005)	(3,778)	(23,783)
Balance at December 31, 2024	61,646,478	$61	11,551,235	$12	$186,148	$(121,342)	$(21,934)	$42,945

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023
Operating activities:
Net loss	$(23,783)	$(28,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	587	567
Sublease impairment loss	351	—
Depreciation and amortization	1,329	1,615
Loss on disposal of property, equipment and software, net	57	480
Amortization of debt issuance cost	76	76
Equity-based compensation	4,961	8,279
Changes in operating assets and liabilities:
Accounts receivable, net	324	(42)
Inventories	15,932	(6,974)
Prepaid expenses and other assets	3,220	(2,573)
Accounts payable	(5,863)	13,640
Accrued expenses and other current liabilities	2,367	(2,435)
Operating lease liabilities	(635)	(585)
Other non-current liabilities	58	—
Net cash used in operating activities	(1,019)	(16,274)
Investing activities:
Purchases of property, equipment and software	(283)	(1,624)
Proceeds from sales of property, equipment and software	—	2,429
Net cash (used in) provided by investing activities	(283)	805
Financing activities:
Proceeds from revolving line of credit	8,000	—
Repayment of revolving line of credit	(8,000)	—
Proceeds from exercise of stock options	—	25
Net cash provided by financing activities	—	25
Net change from operating, investing, and financing activities	(1,302)	(15,444)
Cash and cash equivalents at beginning of period	31,955	47,399
Cash and cash equivalents at end of period	$30,653	$31,955

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$1	$12
Conversion of Class B common stock to Class A common stock	$9,955	$6,883
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,818

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$93	$79
Cash paid for income taxes	$85	$127

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the “Company,” “we,” “us,” “our”), is a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, and vegan, and include a variety of flavors across Soda, Energy Drinks and Organic Tea drinks. Our products are distributed and sold principally across the United States (“U.S.”) and Canada through a diverse network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Zevia LLC, that it controls due to ownership of a majority equity interest. All intercompany transactions and balances have been eliminated in consolidation.

The Company owns a majority economic interest in, and operates and controls all of the businesses and affairs of, Zevia LLC. Accordingly, the Company has prepared these accompanying consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the years ended December 31, 2024 and 2023, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

Use of estimates

The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to: net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; adjustments recorded for inventory obsolescence and adjustments made for net realizable value; the incremental borrowing rate for lease liabilities; allowance for credit losses; the useful lives assigned to and the recoverability of intangible assets; realization of deferred tax assets; and the determination of the fair value of equity instruments, including restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

Cash, cash equivalents and investments

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, with original maturities of three months or less. Investments with original maturities at the date of acquisition of more than three months are classified as short-term investments or long-term investments based on the remaining contractual maturity of the security at the reporting date. As of December 31, 2024 and 2023, the Company did not hold any investments.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair values at December 31, 2024 and 2023 due to the short period of time to maturity or repayment. As of December 31, 2024 and 2023, all cash and cash equivalents were considered Level 1.

As of December 31, 2024 and 2023, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the years ended December 31, 2024 and 2023, there were no transfers between levels of the fair value hierarchy.

Other comprehensive loss

The nature of the Company’s operations does not give rise to consequential other comprehensive loss.

Accounts receivable and allowance for credit losses

Trade receivables are recorded at net realizable value, which includes an appropriate allowance for credit losses. Credit is extended to customers based on an evaluation of their financial condition, credit rating, and trade references. The Company monitors exposure to credit losses and maintains an allowance for anticipated losses based on each customer’s credit condition and payment behavior. The Company’s accounts receivable balance is net of an allowance for credit losses. The allowance for credit losses was not material at December 31, 2024 and 2023. Changes in the allowance for credit losses were not material for the years ended December 31, 2024 and 2023.

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

Prepaid expenses

Prepaid expenses represent amounts paid in advance for products or services to be delivered in the future and are included within prepaid expenses and other current assets in the accompanying consolidated balance sheets. Prepaid expenses are expensed as incurred and were $0.8 million and $1.8 million as of December 31, 2024 and 2023, respectively.

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

Depreciation and amortization are computed using the following estimated useful lives of the assets:

Asset	Years
Leasehold improvements	Shorter of lease term or estimated useful life
Computer equipment	3
Furniture and equipment	4-7
Quality control equipment	2-5

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset’s fair value. The Company recognized an impairment charge associated with long-lived assets of $0.1 million and zero during the years ended December 31, 2024 and 2023, respectively. The impairment charge of $0.1 million was the result of sublease arrangement entered by the Company during the year ended December 31, 2024 and included in restructuring expense on the consolidated statement of operations and comprehensive loss.

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

The Company’s lease agreements may include options to extend the lease term or to terminate the lease early. The Company includes options to extend or terminate leases upon determination of the ROU lease asset and liability when it is reasonably certain the Company will exercise these options. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

The Company has lease arrangements that include lease and non-lease components. The non-lease components in the arrangements are not significant when compared to the lease components. For all leases, the Company accounts for the lease and non-lease components as a single component.

The Company evaluates ROU assets for impairment consistent under the impairment of long-lived assets policy. See Note 8, Leases for discussion on impairment.

The Company had no material finance leases as of December 31, 2024 and 2023.

Intangible assets, net

Intangible assets subject to amortization consist of customer relationships, which were acquired and are amortized over their estimated useful life of 15 years and computer software costs which are amortized over their estimated useful life of three years. In accordance with Accounting Standard Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, intangible assets with definite lives are treated as a long-lived asset and are evaluated for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If impaired, the asset is written down to its estimated fair market value, which is generally measured by discounting future cash flows.

Non-amortizable intangible assets consist of trademarks which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacture, marketing, and distribution of its carbonated beverages. The Company also owns several other trademarks in both the U.S. and in foreign countries. Intangible assets not subject to amortization are evaluated for impairment annually, or sooner if management believes such assets may be impaired. An impairment loss is recognized if the asset’s carrying amount exceeds its estimated fair market value. For the years ended December 31, 2024 and 2023, no impairment losses were recorded.

Certain external and internal computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within intangible assets, net.

Debt issuance cost

Costs incurred in connection with securing a revolving line of credit agreement are capitalized. These costs are amortized over the term of the credit agreement. Debt issuance costs are included in Other non-current assets in the accompanying consolidated balance sheets. Net debt issuance costs totaled $0.2 million and $0.2 million as of December 31, 2024 and 2023, respectively.

Customer incentives and allowances

The Company offers its customers sales incentives that are designed to support the distribution of its products to consumers. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and certain other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These amounts are deducted from gross sales and are included under Net sales in the accompanying consolidated statements of operations and comprehensive loss. The Company maintains an allowance representing the estimated cost of certain customer incentives incurred but not yet realized as of the end of each respective year, which is recorded as an offset against customer accounts receivable, and is included under Accounts receivable, net in the accompanying consolidated balance sheets. The accrual for customer incentives and allowances were $5.7 million and $4.1 million as of December 31, 2024 and 2023, respectively.

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

Selling expenses consist mainly of warehousing and distribution costs which include storage, transfer, repacking and handling fees, and out-bound freight and delivery charges. The Company has elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Such costs amounted to approximately $12.7 million and $14.2 million for the years ended December 31, 2024 and 2023, respectively.

Advertising and marketing expenses represent costs associated with the promotion of the Zevia® brand and products as outlined in ASC Topic 730-25, Other Expenses – Advertising Costs, such as those for digital and other forms of advertising. Advertising and marketing expenses amounted to approximately $17.1 million and $10.5 million for the years ended December 31, 2024 and 2023, respectively.

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

Restructuring

The Company can initiate management-approved restructuring activities to achieve cost savings and to position the Company strategically in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring activities can include employee severance and benefit costs to terminate a specified number of employees as well as costs for restructuring consulting services, impairment loss of certain assets, contract termination costs and other related charges.

Foreign currency transactions

The functional currency of the Company is the U.S. dollar. The Company sells and distributes its products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for net sales and expenses. Foreign currency transaction losses for the years ended December 31, 2024 and 2023 amounted to approximately $0.7 million and $0.0 million, respectively, and are included under other (expense) income, net in the accompanying consolidated statements of operations and comprehensive loss.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company’s economic interest in Zevia LLC, which was 84.2% and 75.8% as of December 31, 2024 and 2023, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

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

Recently Issued Accounting Pronouncements – Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 13, Segment Reporting for more information on the adoption of this guidance.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU 2023-09 is effective for private companies for annual periods beginning after December 15, 2025, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company elected not to early adopt this guidance. The Company is currently evaluating the impact of adopting this guidance.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of income statement as well as disclosures about selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting this guidance.

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

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, drug stores, warehouse clubs, mass stores, natural product stores, convenience, and online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Year Ended December 31,
(in thousands)	2024	2023
Retail sales	$136,856	$148,299
Online/e-commerce	18,193	18,125
Net sales	$155,049	$166,424

The following table disaggregates the Company’s sales by geographic location of the respective customers based on ship to location:

	Year Ended December 31,
(in thousands)	2024	2023
U.S.	$139,746	$149,466
Canada	15,303	16,958
Net sales	$155,049	$166,424

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of December 31, 2024 and December 31, 2023, respectively.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials	$600	$4,714
Finished goods	18,018	29,836
Inventories	$18,618	$34,550

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$1,215	$1,167
Computer equipment	406	677
Furniture and equipment	804	785
Quality control and marketing equipment	1,834	1,782
Assets not yet placed in service	29	101
	4,288	4,512
Less accumulated depreciation	(3,027)	(2,403)
Property and equipment, net	$1,261	$2,109

For the year ended December 31, 2024 and 2023, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $1.0 million and $1.0 million, respectively. These amounts are included under depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	December 31, 2024
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.2	$1,167	$(1,124)	$43
Customer relationships	0.8	3,007	(2,871)	136
		4,174	(3,995)	179
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,174	$(3,995)	$3,179

	December 31, 2023
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Software	1.4	$1,164	$(978)	$186
Customer relationships	1.7	3,007	(2,670)	337
		4,171	(3,648)	523
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,171	$(3,648)	$3,523

For the years ended December 31, 2024 and 2023, total amortization expense amounted to $0.3 million and $0.6 million, respectively, including $0.1 million and $0.4 million, respectively, of amortization expense related to software. No impairment losses have been recorded on any of the Company’s intangible assets for the years ended December 31, 2024 and 2023, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
2025	170
2026	9
Expected amortization expense for intangible assets with definite lives	$179

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of December 31, 2024, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at the Borrower’s option, the Bloomberg Short-Term Bank Yield Index rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit. The Loan and Security Agreement was amended on September 30, 2024 to replace the Bloomberg Short-Term Bank Yield Index, which was discontinued on November 15, 2024, with the Term Secured Overnight Financing rate, effective November 20, 2024.

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of December 31, 2024, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space for its corporate headquarters which has a remaining lease term of 24 months. In September 2024, the Company entered into an agreement to sublease 8,468 square feet of the 20,185 square feet of leased office space. The sublease term is from October 8, 2024 to December 31, 2026. The sublease arrangement resulted in impairment of ROU asset and leasehold improvement of $0.3 million and $0.1 million, respectively for the year ended December 31, 2024 and is included in restructuring expense on the consolidated statement of operations and comprehensive loss. The Company determined the impairment using the discounted cash flow of expected receipts from sublease which is considered a level 2 fair value measurement. The level 3 inputs in the calculation were insignificant. The calculated fair value of the sublease was $0.5 million.

The Company’s recognized lease costs include:

	Year Ended December 31,
(in thousands)	2024	2023
Statements of Operations and Comprehensive Loss
Operating lease cost (1)	$715	$734

(1) Operating lease cost is recorded within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (months)	24.0	36.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	December 31, 2024
2025	668
2026	756
Total lease payments	1,424
Less imputed interest	(111)
Present value of lease liabilities	$1,313

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of December 31, 2024, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

10. EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Zevia LLC 401(k) Plan (the “Plan”), a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute from 1% to 90% of their pre-tax earnings, up to the statutory limit. Effective January 1, 2020, the Company began offering matching contributions to the Plan of up to 4% of employee pre-tax earnings. For the years ended December 31, 2024 and 2023, the Company incurred contribution expense of $0.4 million and $0.5 million, respectively.

11. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Accrued employee compensation benefits	$1,548	$1,526
Accrued direct selling costs	1,376	1,113
Accrued customer paid bottle deposits	2,895	1,734
Accrued marketing expenses	1,775	156
Accrued other	746	1,444
Total	$8,340	$5,973

Prior year amounts of accrued marketing expenses and accrued other in the table above have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported balance sheet, results of operations or cash flows.

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

As of December 31, 2024, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.8 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

The weighted average grant date fair values for stock options granted for the years ended December 31, 2024 and 2023 was $0.98 and $1.81, respectively.

The following is a summary of stock option activity for the year ended December 31, 2024:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding balance as of January 1, 2024	3,080,903	$3.40
Granted	338,773	$1.36
Exercised	(139,672)	$0.01
Forfeited and expired	(407,009)	$3.99
Balance as of December 31, 2024	2,872,995	$3.24	7.2	$4,477
Exercisable at the end of the period	1,368,841	$3.28	6.0	$2,515
Vested and expected to vest	2,872,995	$3.24	7.2	$4,477

The total intrinsic values of options exercised during the year ended December 31, 2024 was $0.2 million.

As of December 31, 2024, total unrecognized compensation expense related to unvested stock options was $2.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

In March 2021, the Company’s Board of Directors approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of December 31, 2024, the remaining service period of the awards is 1 month.

The following is a summary of RSU activity for the year ended December 31, 2024:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2024	2,174,053	$3.68
Granted	3,294,669	$1.24
Vested	(1,175,585)	$4.03
Forfeited	(575,218)	$2.06
Balance unvested at December 31, 2024	3,717,919	$1.65	$15,578
Expected to vest at December 31, 2024	3,717,919	$1.65	$15,578

As of December 31, 2024, total unrecognized compensation expense related to unvested RSUs was $4.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

As of December 31, 2024 and 2023, there were 214,410 and 593,672, respectively, of RSUs outstanding which vested in 2022 but are subjected to a deferred settlement provision over two years and therefore have not been released. As a result, these RSUs are not included in the table above.

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

The CODM assesses the Company’s performance by using net loss as shown in the consolidated statements of operations and comprehensive loss. The CODM uses net loss in the annual operating plan. The CODM considers budget-to-actual variances on monthly basis for both profit measures when making decisions about the allocation of operating and capital resources, evaluating pricing strategy and to assess performance of the Company.

Since the Company operates as a single operating segment, the consolidated statements of operations and comprehensive loss present the significant expenses. Significant expenses also include direct selling expenses of $40.0 million and $51.8 million, and marketing expenses of $17.1 million and $10.5 million for the years ended December 31, 2024 and 2023, respectively, presented as selling and marketing expenses in the statements of operations and comprehensive loss. The Company has no intra-entity transfers or sales. The other information required under ASC 280, Segment Reporting, is provided in the notes to consolidated financial statements including the Company’s products in Note 1, Description of Business and Note 3, Revenues. In addition, interest income for the years ended December 31, 2024 and 2023 was $0.8 million and $1.3 million, respectively.

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Year Ended December 31,
	2024	2023
Customer A	13%	13%
Customer B	*	10%
Customer C	11%	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	December 31, 2024	December 31, 2023
Customer B	*	13%
Customer C	10%	*
Customer I	*	18%
Customer J	12%	*

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Year Ended December 31,
	2024	2023
Vendor A	*	21%
Vendor B	*	15%
Vendor C	*	12%
Vendor D	34%	*
Vendor E	27%	*
Vendor F	27%	*
Vendor G	*	16%

The change in vendor concentration during 2024 was driven by the changes made in our supply chain whereby our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Year Ended December 31,
	2024		2023
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(23,783)		$(28,322)
Less: net loss attributable to non-controlling interests	3,778		6,828
Add: adjustment to reallocate net loss to controlling interest	58	(1)	800	(1)
Net loss to Zevia PBC - basic	$(19,947)		$(20,694)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	58,405,992		49,898,784
Add: weighted average shares of vested and unreleased RSUs	277,453	(2)	719,974	(2)
Weighted-average basic and diluted shares	58,683,445		50,618,758

Loss per share of Class A common stock – basic	$(0.34)		$(0.41)
Loss per share of Class A common stock – diluted	$(0.34)		$(0.41)

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

Zevia LLC Class B Common Units, stock options and RSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Year Ended December 31,
	2024	2023
Zevia LLC Class B units exchangeable to shares of Class A common stock	14,099,368	20,891,366
Stock options	3,110,466	3,407,679
RSUs	3,574,043	2,647,975

16. RESTRUCTURING

In May 2024, the Company initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As a result, the Company recognized $2.1 million of costs primarily related to employee termination expenses, restructuring consulting services, impairment loss of certain assets from sublease arrangement and costs to exit two of our third-party warehouse and distribution facilities during the year ended December 31, 2024. These amounts are included under restructuring in the accompanying consolidated statements of operations and comprehensive loss. Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative, which we expect to be substantially completed by the first half of 2025. As of December 31, 2024, accrued restructuring costs of $0.4 million are included under accrued expenses and other current liabilities in the consolidated balance sheets. These expenses are expected to be substantially paid at the end of the first quarter of 2025.

As part of the ongoing Productivity Initiative, in January 2025, the Company approved a reduction in workforce and will incur additional restructuring costs of approximately $1.5 million for employee termination, benefits and related taxes.

17. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC’s economic interest in Zevia LLC, which was 84.2% and 75.8%, as of December 31, 2024 and 2023, respectively.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023
Current
Federal	$—	$—
State	66	52
Total	66	52
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income taxes	$66	$52

A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

	Year Ended December 31,
	2024	2023
Tax computed at federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	0.8%	1.0%
Permanent items and other	(6.3)%	(0.6)%
Non-controlling interests	(6.7)%	(8.7)%
Equity-based compensation	(4.1)%	(3.5)%
Valuation allowance	(5.0)%	(9.5)%
Effective Tax Rate	(0.3)%	(0.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company’s net DTAs s consist of the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets
Investment in Zevia LLC	$50,418	$53,081
Net operating loss carryforwards	26,723	20,488
Equity-based compensation	1,251	1,795
Other temporary differences	526	177
Total deferred tax assets	78,918	75,541
Valuation allowance for deferred tax assets	(78,918)	(75,541)
Net deferred tax assets	$—	$—

The Company records a valuation allowance to reduce DTAs to the amount the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the DTAs may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. The Company has recorded a full valuation allowance of $78.9 and $75.5 million as of December 31, 2024 and 2023, respectively, as it cannot conclude that it is more likely than not that the DTAs will be realized primarily due to the generation of pre-tax book losses from its inception.

The following table summarizes the activity related to the Company’s valuation allowance:

	Year Ended December 31,
	2024	2023
Balance, beginning of the year	$75,541	$72,662
Increases related to current year positions	3,377	2,879
Balance, end of the year	$78,918	$75,541

As of December 31, 2024, the Company has federal and state net operating loss carryforwards of $110.4 million and $68.1 million, respectively. The federal net operating loss can be carried forward indefinitely but are limited to 80% utilization against future taxable income each year in accordance with the Tax Cuts and Jobs Act of 2017. The state net operating loss carryforwards will begin to expire in 2031 unless previously utilized by the Company.

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

As of December 31, 2024, the Company has no uncertain tax positions and does not expect a significant change in unrecognized tax benefits during the next 12 months.

The Company is subject to taxation in the U.S. and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception for Zevia PBC.

On June 27, 2024, California enacted Senate Bill 167. SB 167 suspended the net operating loss deduction for tax years beginning on or after January 1, 2024, and before January 1, 2027. The suspension applies to taxpayers with greater than $1 million in net income for the tax year. There was no material impact from the provisions of SB 167 during the year ended December 31, 2024.

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

As of December 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $56.5 million and $56.2 million at December 31, 2024 and 2023, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the year ended December 31, 2024. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting.

Management determined that as of December 31, 2024, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

(b) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Executive Officers,” “Executive Compensation- Compensation Policies- Insider Trading Policy,” “Delinquent Section 16(a) Reports” (if applicable) and “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024 (the “2025 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation” and “Executive Compensation” in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Person Transactions” and “Director Independence and Independence Determinations” in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the 2025 Proxy Statement.

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

10.21#	Letter Agreement dated February 7, 2024 between Zevia PBC and Girish Satya (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.22#	Severance Agreement dated February 21, 2024 between Zevia PBC and Girish Satya (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.23#*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for U.S. Employee SVP+)

10.24#*	Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for U.S. Employee SVP+)

10.25#*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for Board Director)

10.26

Conforming Changes Amendment, dated as of September 30, 2024, by Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Periodic Report on Form 10-Q filed on November 6, 2024)

19.1*	Zevia Insider Trading Policy (updated June 15, 2023)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Zevia PBC Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor	By:		/s/ Girish Satya
	Name:	Amy E. Taylor		Name:	Girish Satya
	Title:	President and Chief Executive Officer, Director		Title:	Chief Financial Officer and Principal Accounting Officer
		(Principal Executive Officer)			(Principal Financial Officer and Principal Accounting Officer)
	Date:	February 26, 2025		Date:	February 26, 2025

By:		/s/ Padraic Spence	By:		/s/ Rosemary L. Ripley
	Name:	Padraic Spence		Name:	Rosemary L. Ripley
	Title:	Director and Board Chair		Title:	Director
	Date:	February 26, 2025		Date:	February 26, 2025

By:		/s/ David J. Lee	By:		/s/ Alexandre I. Ruberti
	Name	David J. Lee		Name:	Alexandre I. Ruberti
	Title	Director		Title:	Director
	Date	February 26, 2025		Date:	February 26, 2025

By:		/s/ Andrew Ruben	By:		/s/ Justin Shaw
	Name:	Andrew Ruben		Name:	Justin Shaw
	Title:	Director		Title:	Director
	Date:	February 26, 2025		Date:	February 26, 2025

By:		/s/ Julie G. Ruehl
	Name:	Julie G. Ruehl
	Title:	Director
	Date:	February 26, 2025