Form 10-Q
period 2025-03-31
Zevia PBC
filed 2025-05-07
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 66,064,650 shares and 8,156,591 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2025 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives and activities, the impact of our Productivity Initiative, including expected restructuring charges, cost savings and other benefits, the impact of tariffs, including the 25% import tax on steel and aluminum, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand, consumer preferences, ability to effectively compete, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 for the period ended December 31, 2024 (“Annual Report”), as well as our subsequent filings with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, including, but not limited to, the following:

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
•
the impact of adverse global macroeconomic conditions, including relatively high interest rates, recession fears and inflationary pressures, changes to trade policies, and geopolitical events or conflicts;
•
climate change, adverse weather conditions, natural disasters and other natural conditions;
•
difficulties and challenges associated with expansion into new markets;
•
inability to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products due to reliance on a limited number of third-party suppliers;
•
trade tensions between the U.S. and China, and changes in trade policies;
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

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, outcomes, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, outcomes, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$27,717	$30,653
Accounts receivable, net	8,797	10,795
Inventories	17,105	18,618
Prepaid expenses and other current assets	2,715	1,843
Total current assets	56,334	61,909
Property and equipment, net	1,081	1,261
Right-of-use assets under operating leases, net	961	1,099
Intangible assets, net	3,114	3,179
Other non-current assets	484	503
Total assets	$61,974	$67,951
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,876	$15,295
Accrued expenses and other current liabilities	9,489	8,340
Current portion of operating lease liabilities	666	587
Total current liabilities	24,031	24,222
Operating lease liabilities, net of current portion	580	726
Other non-current liabilities	58	58
Total liabilities	24,669	25,006
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 66,064,650 and 61,646,478 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	66	61
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 8,156,591 and 11,551,235 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	8	12
Additional paid-in capital	180,224	186,148
Accumulated deficit	(126,568)	(121,342)
Total Zevia PBC stockholders’ equity	53,730	64,879
Noncontrolling interests	(16,425)	(21,934)
Total equity	37,305	42,945
Total liabilities and equity	$61,974	$67,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Net sales	$38,023	$38,799
Cost of goods sold	18,988	21,080
Gross profit	19,035	17,719
Operating expenses:
Selling and marketing	15,323	15,070
General and administrative	6,978	8,115
Equity-based compensation	731	1,489
Depreciation and amortization	252	328
Restructuring	2,138	—
Total operating expenses	25,422	25,002
Loss from operations	(6,387)	(7,283)
Other income, net	57	97
Loss before income taxes	(6,330)	(7,186)
Provision for income taxes	41	13
Net loss and comprehensive loss	(6,371)	(7,199)
Loss attributable to noncontrolling interest	1,145	1,375
Net loss attributable to Zevia PBC	$(5,226)	$(5,824)

Net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)

Weighted average common shares outstanding
Basic	62,950,895	55,890,168
Diluted	76,496,102	55,890,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2025	61,646,478	$61	11,551,235	$12	$186,148	$(121,342)	$(21,934)	$42,945
Vesting and release of common stock under equity incentive plans, net	976,345	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,394,644	4	(3,394,644)	(4)	(6,654)	—	6,654	—
Exercise of stock options	47,183	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	731	—	—	731
Net loss	—	—	—	—	—	(5,226)	(1,145)	(6,371)
Balance at March 31, 2025	66,064,650	$66	8,156,591	$8	$180,224	$(126,568)	$(16,425)	$37,305

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2024	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767
Vesting and release of common stock under equity incentive plans, net	743,465	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,165,826	3	(3,165,826)	(3)	(5,266)	—	5,266	—
Exercise of stock options	6,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,489	—	—	1,489
Net loss	—	—	—	—	—	(5,824)	(1,375)	(7,199)
Balance at March 31, 2024	58,135,308	$58	14,117,351	$14	$187,366	$(107,161)	$(24,220)	$56,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities:
Net loss	$(6,371)	$(7,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	138	147
Depreciation and amortization	252	328
Loss (gain) on disposal of property, equipment and software, net	4	(12)
Amortization of debt issuance cost	19	19
Equity-based compensation	731	1,489
Changes in operating assets and liabilities:
Accounts receivable, net	1,998	(2,929)
Inventories	1,513	3,929
Prepaid expenses and other assets	(872)	1,098
Accounts payable	(1,419)	(2,112)
Accrued expenses and other current liabilities	1,149	2,180
Operating lease liabilities	(67)	(140)
Net cash used in operating activities	(2,925)	(3,202)
Investing activities:
Purchases of property, equipment and software	(11)	(33)
Net cash used in investing activities	(11)	(33)
Financing activities:
Proceeds from revolving line of credit	—	8,000
Repayment of revolving line of credit	—	(8,000)
Net cash provided by financing activities	—	—
Net change from operating, investing, and financing activities	(2,936)	(3,235)
Cash and cash equivalents at beginning of period	30,653	31,955
Cash and cash equivalents at end of period	$27,717	$28,720

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$1	$—
Conversion of Class B common stock to Class A common stock	$6,654	$5,266

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13	$26
Cash paid for income taxes	$4	$20

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or any other future fiscal year. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures, including certain notes, required by U.S. GAAP that are required on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2024 and accompanying notes included in the Annual Report. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the periods presented have been reflected.

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three months ended March 31, 2025 and 2024, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, drug stores, warehouse clubs, mass stores, natural product stores, convenience, and online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended March 31,
(in thousands)	2025	2024
Retail sales	$32,453	$33,900
Online/e-commerce	5,570	4,899
Net sales	$38,023	$38,799

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended March 31,
(in thousands)	2025	2024
U.S.	$34,751	$35,300
Canada	3,272	3,499
Net sales	$38,023	$38,799

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of March 31, 2025 or December 31, 2024.

4. INVENTORIES

Inventories consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$335	$600
Finished goods	16,770	18,018
Inventories	$17,105	$18,618

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$1,215	$1,215
Computer equipment	401	406
Furniture and equipment	804	804
Quality control and marketing equipment	1,803	1,834
Assets not yet placed in service	29	29
	4,252	4,288
Less accumulated depreciation	(3,171)	(3,027)
Property and equipment, net	$1,081	$1,261

For the three months ended March 31, 2025 and 2024, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.2 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following tables provide information pertaining to the Company’s intangible assets as of:

	March 31, 2025
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	1.0	$1,165	$(1,137)	$28
Customer relationships	0.6	3,007	(2,921)	86
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,172	$(4,058)	$3,114

	December 31, 2024
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	1.2	$1,167	$(1,124)	$43
Customer relationships	0.8	3,007	(2,871)	136
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,174	$(3,995)	$3,179

For the three months ended March 31, 2025 and 2024, total amortization expense amounted to $0.1 million and $0.1 million, respectively, including less than $0.1 million and $0.1 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three months ended March 31, 2025 and 2024, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2025	106
2026	8
Expected amortization expense for intangible assets with definite lives	$114

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of March 31, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at the Borrower’s option, the Term Secured Overnight Financing rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of March 31, 2025, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space for its corporate headquarters which has a remaining lease term of 21 months. In September 2024, the Company entered into an agreement to sublease 8,468 square feet of the 20,185 square feet of leased office space. The sublease term is from October 8, 2024 to December 31, 2026.

The Company’s recognized lease costs include:

	Three Months Ended March 31,
(in thousands)	2025	2024
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$163	$184
(1)
Operating lease cost is recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents information about our weighted average discount rate and remaining lease term as of:

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term (months)	21.0	33.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	March 31, 2025
Remainder of 2025	$547
2026	756
Total lease payments	1,303
Less imputed interest	(57)
Present value of lease liabilities	$1,246

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of March 31, 2025, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Accrued employee compensation benefits	$3,029	$1,548
Accrued direct selling costs	1,785	1,376
Accrued customer paid bottle deposits	3,044	2,895
Accrued marketing expenses	672	1,775
Accrued other	959	746
Total	$9,489	$8,340

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

As of March 31, 2025, the 2021 Plan provides for future grants and/or issuances of up to approximately 4.4 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a 10-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period. There was no option grant during the three months ended March 31, 2025.

The fair value of stock option awards granted during the three months ended March 31, 2024 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Three Months Ended March 31,
2024
Stock price	$1.36
Exercise Price	1.36
Expected term (years)(1)	6.25
Expected volatility (2)	80.3%
Risk-Free interest rate (3)	4.1%
Dividend yield (4)	0.0%

(1) Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2) Expected volatility is based on historical volatility of the Company’s stock.

(3) The risk-free interest rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4) We have assumed a dividend yield of zero as the Company has no plans to declare dividends in the foreseeable future.

The weighted average grant date fair values for stock options granted for the three months ended March 31, 2024 was $0.98.

The following is a summary of stock option activity for the three months ended March 31, 2025:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2025	2,872,995	$3.24
Granted	—	$—
Exercised	(47,183)	$0.09
Forfeited and expired	(29,826)	$3.72
Balance as of March 31, 2025	2,795,986	$3.29	6.9	$1,196
Exercisable at the end of the period	1,685,606	$3.34	6.1	$993
Vested and expected to vest	2,795,986	$3.29	6.9	$1,196

The total intrinsic values of stock options exercised during the three months ended March 31, 2025 was $0.2 million.

As of March 31, 2025, total unrecognized compensation expense related to unvested stock options was $1.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of March 31, 2025, the service period of the awards has been completed.

The following is a summary of RSU activity for the three months ended March 31, 2025:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2025	3,717,919	$1.65
Granted	1,771,235	$2.23
Vested	(761,935)	$2.17
Forfeited	(277,104)	$1.44
Balance unvested at March 31, 2025	4,450,115	$1.81	$9,612
Expected to vest at March 31, 2025	4,450,115	$1.81	$9,612

As of March 31, 2025, total unrecognized compensation expense related to unvested RSUs was $7.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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

Since the Company operates as a single operating segment, the unaudited condensed consolidated statements of operations and comprehensive loss present the significant expenses. Significant expenses also include direct selling expenses of $9.1 million and $12.3 million, and marketing expenses of $6.2 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively, presented as selling and marketing expenses in the unaudited condensed statements of operations and comprehensive loss. The Company has no intra-entity transfers or sales. The other information required under ASC 280, Segment Reporting, is provided in the notes to condensed consolidated financial statements including the Company’s products in Note 1, Description of Business and Note 3, Revenues. In addition, interest income for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.2 million, respectively.

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended March 31,
	2025	2024
Customer A	14%	12%
Customer C	14%	12%
Customer J	14%	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	March 31, 2025	December 31, 2024
Customer C	*	10%
Customer D	11%	*
Customer J	19%	12%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended March 31,
	2025	2024
Vendor D	32%	42%
Vendor E	32%	31%
Vendor F	35%	20%

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended March 31,
	2025		2024
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(6,371)		$(7,199)
Less: net loss attributable to non-controlling interests	1,145		1,375
Add: adjustment to reallocate net loss to controlling interest	90	(1)	70	(1)
Net loss to Zevia PBC - basic	$(5,136)		$(5,754)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	62,895,577		55,531,430
Add: weighted average shares of vested and unreleased RSUs	55,318	(2)	358,738	(2)
Weighted-average basic shares	62,950,895		55,890,168

Loss per share of Class A common stock – basic	$(0.08)		$(0.10)

Diluted net loss per share:
Numerator:
Net loss attributable to Zevia PBC - basic	$(5,136)		$(5,754)
Add: Loss attributable to noncontrolling interest upon assumed conversion	(1,235)		—	(3)
Net loss and comprehensive loss - diluted	$(6,371)		$(5,754)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	62,950,895		55,890,168
Dilutive effect of incremental shares for conversion of Class B units	10,645,997		—	(3)
Dilutive effect of stock options	572,478		—	(3)
Dilutive effect of restricted stock units	2,326,732		—	(3)
Weighted-average diluted shares	76,496,102		55,890,168

Loss per share of Class A common stock – diluted	$(0.08)		$(0.10)	(3)

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

Zevia LLC Class B Common Units, stock options and RSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	—	16,239,498.1
Stock options	1,950,498	3,127,305
Restricted stock units	21,418	2,582,758

15. RESTRUCTURING

In May 2024, the Company initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As part of the ongoing Productivity Initiative, in January 2025, the Company approved a reduction in workforce. As a result, the Company recognized $2.1 million of costs primarily related to employee termination expenses for the three months ended March 31, 2025. These amounts are included under restructuring in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative, which we expect to be substantially completed by the first half of 2025. As of March 31, 2025, accrued restructuring costs of $1.7 million are included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. These expenses are expected to be substantially paid at the end of 2025.

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 89.0% and 84.2% as of March 31, 2025 and December 31, 2024, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 11.0%, due to the full valuation allowance against its deferred tax assets (“DTAs”).

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

As of March 31, 2025, the Company believes, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of March 31, 2025; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $58.2 million and $56.5 million at March 31, 2025 and December 31, 2024, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the three months ended March 31, 2025. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed accompanying consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other sections of this Quarterly Report and our consolidated financial statements and notes thereto included in our Annual Report. The financial data discussed below reflects the historical results of operations and financial position of the Company. References in this Quarterly Report to “Zevia,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Zevia LLC, and (2) after the consummation of the Reorganization Transactions, to Zevia PBC and its consolidated subsidiaries unless the context indicates otherwise. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Key Events During the First Quarter of 2025

Productivity Initiative

In the second quarter of 2024, we began executing a multi-year, broad-based Productivity Initiative designed to realign our cost structure in order to accelerate our route-to-market evolution and continue to build the Zevia® Brand. This Productivity Initiative is designed to focus on our most critical initiatives including driving growth and innovation in our highest margin carbonated better-for-you beverages, re-align our cost structure to support greater investments in the Zevia® Brand and improve operational excellence while simplifying processes across the organization.

The Productivity Initiative, which included a reduction in workforce in the first quarter of 2025, has resulted in the following:

•
Costs associated with the Productivity Initiative, including restructuring costs, were $2.1 million during the three months ended March 31, 2025, which primarily includes employee related severance costs.
•
The Productivity Initiative is expected to result in estimated annualized benefits of approximately $15.0 million, and we began seeing these benefits in the second half of 2024 which continued into the first quarter of 2025, and expect the savings to be more fully realized over the next year. These benefits include reduction in costs of goods sold and reduction in operating expenses. We have reinvested the majority of these costs savings thus far into brand marketing and promotional activity to drive future growth. Looking forward, we intend to balance reinvesting savings to help drive revenue growth with our plans for achieving profitability.

Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this Productivity Initiative, which we expect to be substantially completed by the first half of 2025.

Factors Affecting Our Performance

Macroeconomic Environment

We continue to monitor macroeconomic trends and uncertainties such as key ingredient inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may adversely affect our net sales and profitability. As a result of the rapid changes in global trade policies, including the tariffs announced by the U.S. presidential administration on April 2, 2025, and potential tariff modifications or the imposition of tariffs, export controls or other retaliatory actions by other countries, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. This has also created a complex and challenging retail environment for us as consumers reduce discretionary spending. A decline in consumer spending may have an adverse effect on our revenues, margins, and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation, which could be exacerbated as a result of the tariffs. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three months ended March 31, 2025 and 2024, respectively.

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
•
continuing to grow our strong relationships across our retailer network and retain and expand distribution amongst new and existing channels, both in-store and online; and
•
continuous innovation efforts, enhancement of existing products, and introduction of additional flavors within existing categories.

We expect our future growth to be driven by a combination of new distribution, increased organic sales from existing outlets, package and product innovation, and continued pricing strength; however, sales levels in any given period may continue to be impacted by seasonality, increased level of competition, customers’ efforts to manage inventory, and our ability to fulfill customer demands. During the first quarter of 2025, we experienced reduced sales volumes, primarily due to lost distribution in the club channel and one customer in the mass channel which took place in 2024, however this was offset by new distribution attained in the fourth quarter of 2024 at one customer in the mass channel.

We increased our spend on promotional activity at key accounts, returning back to historical promotion levels, in order to drive velocity, which we expect to continue throughout 2025. We are focused on building distribution in our key accounts and concurrently evolving our route-to-market; however, we expect it will take time to regain lost distribution in an increasingly competitive environment.

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

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Due to the recent implementation of a 25% tariff on all steel and aluminum entering the U.S., and the impact of reciprocal tariff on certain countries where stevia is purchased, we expect to see an increase in our cost of goods. Our results of operations depend on our contract manufacturers’ ability to arrange for the purchase of raw materials and the production of our products in sufficient quantities at competitive prices. We have long-term contracts with certain suppliers of stevia and certain third-party contract manufacturers governing quality control, regulatory compliance, pricing and other terms, but these contracts generally do not guarantee any minimum purchase commitments to our third-party contract manufacturers. Our third-party contract manufacturers procure packaging and ingredient materials to manufacture our products according to our submitted rolling forecasts, with the initial three months of each forecast generally constituting our purchase commitment.

Excluding the potential impact of tariffs discussed above, we expect our cost of goods sold to increase in absolute dollars as our volume increases, but decrease over time as a percentage of net sales as a result of the Productivity Initiative, our continued focus on cost and efficiency improvements, and as we realize the benefit of scale.

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

Marketing expenses are expected to increase as we invest in brand awareness, which are expected to be partially funded by the Productivity Initiative. We significantly increased our investment in marketing in the first quarter of 2025, and expect these additional marketing costs to continue throughout 2025, in order to help build our brand, with a focus on driving trial and customer conversions.

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

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended March 31,
	2025	2024
(in thousands, except per share amounts)
Net sales	$38,023	$38,799
Cost of goods sold	18,988	21,080
Gross profit	19,035	17,719
Operating expenses:
Selling and marketing	15,323	15,070
General and administrative	6,978	8,115
Equity-based compensation	731	1,489
Depreciation and amortization	252	328
Restructuring	2,138	—
Total operating expenses	25,422	25,002
Loss from operations	(6,387)	(7,283)
Other income, net	57	97
Loss before income taxes	(6,330)	(7,186)
Provision for income taxes	41	13
Net loss and comprehensive loss	(6,371)	(7,199)
Loss attributable to noncontrolling interest	1,145	1,375
Net loss attributable to Zevia PBC	$(5,226)	$(5,824)

Net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended March 31,
	2025	2024
Net sales	100%	100%
Cost of goods sold	50%	54%
Gross profit	50%	46%
Operating expenses:
Selling and marketing	40%	39%
General and administrative	18%	21%
Equity-based compensation	2%	4%
Depreciation and amortization	1%	1%
Restructuring	6%	0%
Total operating expenses	67%	64%
Loss from operations	(17)%	(19)%
Other income, net	0%	0%
Loss before income taxes	(17)%	(19)%
Provision for income taxes	0%	0%
Net loss and comprehensive loss	(17)%	(19)%
Loss attributable to noncontrolling interest	3%	4%
Net loss attributable to Zevia PBC	(14)%	(15)%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Sales

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Net sales	$38,023	$38,799	$(776)	(2.0)%

Net sales were $38.0 million for the three months ended March 31, 2025 as compared to $38.8 million for the three months ended March 31, 2024. Equivalized cases sold were 3.0 million during the three months ended March 31, 2025 as compared to 3.0 million during the three months ended March 31, 2024. The decrease in net sales was primarily due higher allowance for incentives and discounts of $2.5 million resulting from greater promotional levels at retailers, partially offset by pricing increases of $1.6 million and an increase in the number of equivalized cases sold, which resulted in $0.1 million higher net sales. The increase in the number of equivalized cases sold was largely the result of expanded distribution at one customer in the mass channel partially offset by lost distribution in the club channel and one customer in the mass channel. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Cost of goods sold	$18,988	$21,080	$(2,092)	(9.9)%

Cost of goods sold was $19.0 million for the three months ended March 31, 2025 as compared to $21.1 million for the three months ended March 31, 2024. The decrease of $2.1 million, or 9.9%, was largely due to favorable unit costs of $1.7 million driven by the Productivity Initiative and lower write-downs related to excess and obsolete inventory of $0.4 million.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Gross profit	$19,035	$17,719	$1,316	7.4%
Gross margin	50.1%	45.7%		4.4%

Gross profit was $19.0 million for the three months ended March 31, 2025 as compared to $17.7 million for the three months ended March 31, 2024. The increase in gross profit of $1.3 million, or 7.4%, was primarily due to favorable unit costs, selling price increases and lower inventory write-downs, partially offset by increased spend on promotional activity.

Gross margin for the three months ended March 31, 2025 improved to 50.1% from 45.7% in the prior-year period. The increase was primarily due to favorable unit costs, selling price increases and lower inventory write-downs, partially offset by increased spend on promotional activity.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Selling and marketing expenses	$15,323	$15,070	$253	1.7%

Selling and marketing expenses were $15.3 million for the three months ended March 31, 2025 as compared to $15.1 million for the three months ended March 31, 2024. Marketing expenses were $6.2 million for the three months ended March 31, 2025 as compared to $2.7 million for the three months ended March 31, 2024, an increase of $3.5 million, or 125.6%. Selling expenses were $9.1 million for the three months ended March 31, 2025 as compared to $12.3 million for the three months ended March 31, 2024, a decrease of $3.2 million, or 25.8%.

The increase in marketing expense of $3.5 million was driven by investments made to drive brand awareness, which was funded by the savings in direct selling expenses as a result of the Productivity Initiative.

The decrease in selling expenses of $3.2 million was primarily due to decreases in freight transfer costs of $1.3 million, warehousing costs of $1.3 million, and repackaging costs of $0.5 million, largely driven by the Productivity Initiative.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	Percentage
General and administrative expenses	$6,978	$8,115	$(1,137)	(14.0)%

General and administrative expenses were $7.0 million for the three months ended March 31, 2025 as compared to $8.1 million for the three months ended March 31, 2024. The decrease of $1.1 million, or 14.0%, was primarily due to a decrease in costs as a result of the Productivity Initiative, primarily related to lower employee costs.

Equity-Based Compensation Expenses

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Equity-based compensation	$731	$1,489	$(758)	(50.9)%

Equity-based compensation expenses were $0.7 million for the three months ended March 31, 2025 as compared to $1.5 million for the three months ended March 31, 2024, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $0.8 million was primarily driven by a $0.7 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021 in which the service period was completed during the first quarter of 2025.

Restructuring Expenses

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Restructuring expenses	$2,138	$—	$2,138	100.0%

Restructuring expenses were $2.1 million for the three months ended March 31, 2025 which primarily includes employee related severance costs.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of March 31, 2025, we had $27.7 million in cash and cash equivalents. We believe that our cash and cash equivalents as of March 31, 2025, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, recently announced tariffs as well as changes in tariff or U.S. foreign trade policies, relatively high interest rates, volatility in the financial markets, recession fears, financial institution instability, any potential shutdown of the U.S. government, current and future global hostilities, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $68.5 million through 2040. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $58.2 million, through 2040.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. As of March 31, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Term Secured Overnight Financing rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of March 31, 2025, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(2,925)	$(3,202)
Investing activities	$(11)	$(33)
Financing activities	$—	$—

Net Cash Used in Operating Activities

Our cash flows provided by or used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $2.9 million for the three months ended March 31, 2025 was primarily driven by a net loss of $6.4 million, partially offset by non-cash expenses of $1.1 million primarily related to equity-based compensation and depreciation and amortization expense, and a net increase in cash related to changes in operating assets and liabilities of $2.3 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in accounts receivable of $2.0 million largely due to timing of payments and a decrease in inventories of $1.5 million due to decreased production of inventory as inventory levels are managed, partially offset by increased prepaid expenses and other assets of $0.9 million driven by timing of payments, and a net decrease in accounts payable, accrued expenses and other current liabilities of $0.3 million due to timing of purchases and decreased production of inventory.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of less than $0.1 million for the three months ended March 31, 2025 was primarily due to purchases of computer equipment and quality control equipment used in ongoing operations.

Net cash used in investing activities of less than $0.1 million for the three months ended March 31, 2024 was primarily due to purchases of property and equipment used in ongoing operations.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss and comprehensive loss	$(6,371)	$(7,199)
Other income, net*	(57)	(97)
Provision for income taxes	41	13
Depreciation and amortization	252	328
Equity-based compensation	731	1,489
Restructuring	2,138	-
Adjusted EBITDA	$(3,266)	$(5,466)

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

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of March 31, 2025, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of March 31, 2025. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

Other than as discussed above, there have been no material changes to our commitments from those discussed in our Annual Report.

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

Raw Material and Finished Goods Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. Our stevia leaf extract is procured by our contract manufacturers and was previously sourced from a single large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into effective October 15, 2023, which includes fixed pricing for the duration of the term. During 2024, we approved and began sourcing from a second multi-national ingredient company to supply stevia leaf extract in order to diversify our source of stevia leaf extract, with the aim of mitigating price and supply disruptions. However, there can be no assurance that we will be able to continue to secure additional alternative sources of supply. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, changes in trade policies, climate change, supply chain challenges, and adverse weather conditions.

Our aluminum cans are procured by our contract manufacturers through various can manufacturers. The price for aluminum cans also fluctuates depending on market conditions and U.S. foreign trade policies. The recent implementation of a 25% import tax by the new presidential administration on all steel and aluminum entering the U.S. is expected to increase our operating costs. Our contract manufacturers’ ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain.

We are seeking to diversify our sources of supply and intend to enter into arrangements to better ensure stability of prices of our raw materials.

Due to a change in supply chain processes during 2024, our contract manufacturers are now responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the three months ended March 31, 2025, we had three vendors accounting for approximately 99% of our total raw material and finished goods purchases. Refer to Note 13, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying unaudited condensed consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and three months ended March 31, 2025 and 2024, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Internal Control over Financial Reporting

Management determined that as of March 31, 2025, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report. Other than the following risk factor, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

Disruptions in the worldwide economy, including changes to trade policies, may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions, including the impacts of inflation, changes in trade policies, and governmental tariffs, may impact distributor, retailer and consumer demand for our products. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on all steel and aluminum imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. These announcements have been followed by announcements of retaliatory tariffs and other actions by other countries, as well as limited exemptions and temporary pauses for U.S.-imposed tariffs. Changes in tariffs and trade restrictions can be announced with little or no advance notice. These actions, some of which are subject to litigation, have caused substantial uncertainty and volatility in financial markets and may result in additional retaliatory measures on U.S. goods. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. In addition, our ability to manage normal commercial relationships with our contract manufacturers, distributors, retailers and creditors may suffer. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the nature and magnitude of the impact that these changes could have to our business, financial condition and results of operations.

Any resulting economic downturn or increase in geopolitical tensions may adversely impact consumers’ discretionary income and/or adversely affect consumer purchasing behavior, which could have a material adverse effect on our results of operations and financial condition. Tariff changes could worsen economic conditions in markets in which our products are sold, which could negatively affect the affordability of, and consumer demand for, our beverages. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation. Customers in countries like Canada that have been targets of these tariffs and have announced their retaliatory tariffs on goods produced in the United States may boycott or find our products otherwise more expensive than domestic substitutes. In addition, distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories.

The imposition or threat of tariffs or additional sanctions on imports or exports in the U.S., Canada or jurisdictions from which we source our supplies could have an adverse impact on our supply chain, results of operations, or overall business. Additionally, the recent implementation of a 25% import tariff on all steel and aluminum entering the U.S. could adversely impact our operating costs and business overall. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. In the past, inflationary pressures raised overall supply chain costs and manufacturing and labor costs, which impacted our margins. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	May 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	May 7, 2025

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	May 7, 2025