Form 10-Q
period 2025-06-30
Zevia PBC
filed 2025-08-06
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 67,318,542 shares and 7,631,051 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2025 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives and activities, the impact of our Productivity Initiative, including expected cost savings and other benefits, the impact of tariffs, including the import tax on steel and aluminum, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand, consumer preferences, ability to effectively compete, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$26,301	$30,653
Accounts receivable, net	13,120	10,795
Inventories	15,740	18,618
Prepaid expenses and other current assets	1,753	1,843
Total current assets	56,914	61,909
Property and equipment, net	1,004	1,261
Right-of-use assets under operating leases, net	824	1,099
Intangible assets, net	3,053	3,179
Other non-current assets	655	503
Total assets	$62,450	$67,951
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,383	$15,295
Accrued expenses and other current liabilities	9,228	8,340
Current portion of operating lease liabilities	686	587
Total current liabilities	24,297	24,222
Operating lease liabilities, net of current portion	400	726
Other non-current liabilities	58	58
Total liabilities	24,755	25,006
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 67,318,542 and 61,646,478 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	67	61
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 7,631,051 and 11,551,235 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	8	12
Additional paid-in capital	180,209	186,148
Accumulated deficit	(127,265)	(121,342)
Total Zevia PBC stockholders’ equity	53,019	64,879
Noncontrolling interests	(15,324)	(21,934)
Total equity	37,695	42,945
Total liabilities and equity	$62,450	$67,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net sales	$44,524	$40,426	$82,547	$79,225
Cost of goods sold	22,834	23,484	41,822	44,564
Gross profit	21,690	16,942	40,725	34,661
Operating expenses:
Selling and marketing	13,375	13,622	28,698	28,692
General and administrative	8,082	7,694	15,060	15,809
Equity-based compensation	982	1,427	1,713	2,916
Depreciation and amortization	236	403	488	731
Restructuring	31	865	2,169	865
Total operating expenses	22,706	24,011	48,128	49,013
Loss from operations	(1,016)	(7,069)	(7,403)	(14,352)
Other income, net	382	142	439	239
Loss before income taxes	(634)	(6,927)	(6,964)	(14,113)
Provision for income taxes	17	34	58	47
Net loss and comprehensive loss	(651)	(6,961)	(7,022)	(14,160)
Loss (income) attributable to noncontrolling interest	(46)	1,070	1,099	2,445
Net loss attributable to Zevia PBC	$(697)	$(5,891)	$(5,923)	$(11,715)

Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.10)	$(0.09)	$(0.20)
Diluted	$(0.01)	$(0.10)	$(0.09)	$(0.20)

Weighted average common shares outstanding
Basic	66,332,703	58,653,413	64,651,141	57,285,039
Diluted	66,332,703	58,653,413	64,651,141	57,285,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2025	61,646,478	$61	11,551,235	$12	$186,148	$(121,342)	$(21,934)	$42,945
Vesting and release of common stock under equity incentive plans, net	976,345	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,394,644	4	(3,394,644)	(4)	(6,654)	—	6,654	—
Exercise of stock options	47,183	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	731	—	—	731
Net loss	—	—	—	—	—	(5,226)	(1,145)	(6,371)
Balance at March 31, 2025	66,064,650	$66	8,156,591	$8	$180,224	$(126,568)	$(16,425)	$37,305
Vesting and release of common stock under equity incentive plans, net	697,347	$1	—	—	$(1)	—	—	—
Exchange of Class B common stock for Class A common stock	525,540	—	(525,540)	—	(1,055)	—	1,055	—
Exercise of stock options	31,005	—	—	—	59	—	—	59
Equity-based compensation	—	—	—	—	982	—	—	982
Net loss	—	—	—	—	—	(697)	46	(651)
Balance at June 30, 2025	67,318,542	$67	7,631,051	$8	$180,209	$(127,265)	$(15,324)	$37,695

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2024	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767
Vesting and release of common stock under equity incentive plans, net	743,465	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,165,826	3	(3,165,826)	(3)	(5,266)	—	5,266	—
Exercise of stock options	6,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,489	—	—	1,489
Net loss	—	—	—	—	—	(5,824)	(1,375)	(7,199)
Balance at March 31, 2024	58,135,308	$58	14,117,351	$14	$187,366	$(107,161)	$(24,220)	$56,057
Vesting and release of common stock under equity incentive plans, net	385,632	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	473,358	—	(473,358)	—	(823)	—	823	—
Exercise of stock options	9,000	—	—	—	—	—	—	—
Equity-based compensation	-	—	—	—	1,427	—	—	1,427
Net loss	-	—	—	—	—	(5,891)	(1,070)	(6,961)
Balance at June 30, 2024	59,003,298	$59	13,643,993	$14	$187,969	$(113,052)	$(24,467)	$50,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities:
Net loss	$(7,022)	$(14,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	275	297
Depreciation and amortization	488	731
Loss (gain) on disposal of property, equipment and software, net	8	(9)
Amortization of debt issuance cost	38	38
Equity-based compensation	1,713	2,916
Changes in operating assets and liabilities:
Accounts receivable, net	(2,325)	(232)
Inventories	2,878	12,296
Prepaid expenses and other assets	90	2,111
Accounts payable	(1,000)	(9,109)
Accrued expenses and other current liabilities	772	2,483
Operating lease liabilities	(227)	(282)
Net cash used in operating activities	(4,312)	(2,920)
Investing activities:
Purchases of property, equipment and software	(45)	(93)
Net cash used in investing activities	(45)	(93)
Financing activities:
Proceeds from revolving line of credit	—	8,000
Repayment of revolving line of credit	—	(8,000)
Proceeds from exercise of stock options	59	—
Financing costs paid	(54)	—
Net cash provided by financing activities	5	—
Net change from operating, investing, and financing activities	(4,352)	(3,013)
Cash and cash equivalents at beginning of period	30,653	31,955
Cash and cash equivalents at end of period	$26,301	$28,942

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$69	$81
Financing costs included in accounts payable and accrued expenses and other current liabilities	$136	$—
Conversion of Class B common stock to Class A common stock	$7,709	$6,089

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$27	$47
Cash paid for income taxes	$22	$79

The accompannying notes are an integral part of these condensed consolidated financial statements.

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three and six months ended June 30, 2025 and 2024, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

3. REVENUES

Disaggregation of Revenue

The Company’s products are distributed and sold principally across the U.S. and Canada through a diverse network of major retailers, including: grocery stores, drug stores, warehouse clubs, mass stores, natural product stores, convenience, and online/e-commerce channels. The following table disaggregates the Company’s sales by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Retail sales	$39,063	$36,757	$71,516	70,658
Online/e-commerce	5,461	3,669	11,031	8,567
Net sales	$44,524	$40,426	$82,547	$79,225

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
U.S.	$39,946	$35,925	$74,698	$71,226
Canada	4,578	4,501	7,849	7,999
Net sales	$44,524	$40,426	$82,547	$79,225

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of June 30, 2025 or December 31, 2024.

4. INVENTORIES

Inventories consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$187	$600
Finished goods	15,553	18,018
Inventories	$15,740	$18,618

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$1,215	$1,215
Computer equipment	401	406
Furniture and equipment	804	804
Quality control and marketing equipment	1,750	1,834
Assets not yet placed in service	62	29
	4,232	4,288
Less accumulated depreciation	(3,228)	(3,027)
Property and equipment, net	$1,004	$1,261

For the three months ended June 30, 2025 and 2024, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 and $0.3 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.4 million and $0.6 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following tables provide information pertaining to the Company’s intangible assets as of:

	June 30, 2025
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	1.1	$1,149	$(1,132)	$17
Customer relationships	0.7	3,007	(2,971)	36
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,156	$(4,103)	$3,053

	December 31, 2024
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	1.2	$1,167	$(1,124)	$43
Customer relationships	0.8	3,007	(2,871)	136
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,174	$(3,995)	$3,179

For the three months ended June 30, 2025 and 2024, total amortization expense amounted to $0.1 million and $0.1 million, respectively, including less than $0.1 million and $0.1 million, respectively, of amortization expense related to software. For the six months ended June 30, 2025 and 2024, total amortization expense amounted to $0.1 million and $0.2 million, respectively, including less than $0.1 million and $0.1 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three and six months ended June 30, 2025 and 2024, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2025	45
2026	8
Expected amortization expense for intangible assets with definite lives	$53

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of June 30, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of June 30, 2025, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space for its corporate headquarters which has a remaining lease term of 18 months. In September 2024, the Company entered into an agreement to sublease 8,468 square feet of the 20,185 square feet of leased office space. The sublease term is from October 8, 2024 to December 31, 2026.

The Company’s recognized lease costs include:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$159	$183	$322	$366
Sublease income(1)	$52	—	103	—
(1)
Operating lease cost and sublease income are recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents information about our weighted average discount rate and remaining lease term as of:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (months)	18.0	24.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	June 30, 2025
Remainder of 2025	$364
2026	756
Total lease payments	1,120
Less imputed interest	(34)
Present value of lease liabilities	$1,086

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of June 30, 2025, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Accrued employee compensation benefits	$2,778	$1,548
Accrued direct selling costs	1,347	1,376
Accrued customer paid bottle deposits	3,136	2,895
Accrued marketing expenses	663	1,775
Accrued other	1,304	746
Total	$9,228	$8,340

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

As of June 30, 2025, the 2021 Plan provides for future grants and/or issuances of up to approximately 4.5 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a 10-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period. There was no option grant during the six months ended June 30, 2025.

The fair value of stock option awards granted during the six months ended June 30, 2024 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

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

(4) We have assumed a dividend yield of zero as the Company has no plans to declare dividends in the foreseeable future.

The weighted average grant date fair values for stock options granted for the six months ended June 30, 2024 was $0.98.

The following is a summary of stock option activity for the six months ended June 30, 2025:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2025	2,872,995	$3.24
Granted	—	$—
Exercised	(78,188)	$0.81
Forfeited and expired	(135,628)	$5.02
Balance as of June 30, 2025	2,659,179	$3.22	6.6	$2,337
Exercisable at the end of the period	1,603,562	$3.25	5.8	$1,650
Vested and expected to vest	2,659,179	$3.22	6.6	$2,337

The total intrinsic values of stock options exercised during the six months ended June 30, 2025 was $0.2 million.

As of June 30, 2025, total unrecognized compensation expense related to unvested stock options was $1.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of June 30, 2025, the service period of the awards has been completed.

The following is a summary of RSU activity for the six months ended June 30, 2025:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2025	3,717,919	$1.65
Granted	2,014,606	$2.31
Vested	(1,459,282)	$1.56
Forfeited	(458,857)	$1.60
Balance unvested at June 30, 2025	3,814,386	$2.04	$12,282
Expected to vest at June 30, 2025	3,814,386	$2.04	$12,282

As of June 30, 2025, total unrecognized compensation expense related to unvested RSUs was $7.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

Since the Company operates as a single operating segment, the unaudited condensed consolidated statements of operations and comprehensive loss present the significant expenses. Significant expenses also include direct selling expenses and marketing expenses presented as selling and marketing expenses in the unaudited condensed statements of operations and comprehensive loss. For the three months ended June 30, 2025 and 2024, direct selling expenses amounted to $8.7 million and $9.3 million, respectively, and marketing expenses amounted to $4.7 million and $4.3 million, respectively. For the six months ended June 30, 2025 and 2024, direct selling expenses amounted to $17.8 million and $21.6 million, respectively, and marketing expenses amounted to $10.9 million and $7.1 million , respectively. The Company has no intra-entity transfers or sales. The other information required under ASC 280, Segment Reporting, is provided in the notes to condensed consolidated financial statements including the Company’s products in Note 1, Description of Business and Note 3, Revenues. In addition, interest income for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively. Interest income for the six months ended June 30, 2025 and 2024 was $0.4 million and $0.5 million, respectively.

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	*	16%	12%	14%
Customer B	*	11%	*	11%
Customer C	12%	*	13%	10%
Customer J	15%	*	14%	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	June 30, 2025	December 31, 2024
Customer C	*	10%
Customer D	*	*
Customer J	12%	12%
Customer K	14%	*

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Vendor D	31%	33%	31%	38%
Vendor E	32%	23%	32%	28%
Vendor F	37%	27%	36%	23%

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(651)		$(6,961)		$(7,022)		$(14,160)
Less: net loss (income) attributable to non-controlling interests	(46)		1,070		1,099		2,445
Add: adjustment to reallocate net loss to controlling interest	(4)	(1)	15	(1)	(81)	(1)	72	(1)
Net loss to Zevia PBC - basic and diluted	$(701)		$(5,876)		$(6,004)		$(11,643)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	66,332,703		58,403,791		64,623,635		56,967,610
Add: weighted average shares of vested and unreleased RSUs	—		249,622	(2)	27,506	(2)	317,429	(2)
Weighted-average basic and diluted shares	66,332,703		58,653,413		64,651,141		57,285,039

Loss per share of Class A common stock – basic	$(0.01)		$(0.10)		$(0.09)		$(0.20)
Loss per share of Class A common stock – diluted	$(0.01)		$(0.10)		$(0.09)		$(0.20)

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

Zevia LLC Class B Common Units, stock options and RSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	8,017,987	13,997,711	9,324,732	15,118,605
Stock options	2,721,477	3,355,856	2,770,352	3,241,580
Restricted stock units	4,196,830	4,027,328	3,977,903	3,305,043

15. RESTRUCTURING

In May 2024, the Company initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As part of the ongoing Productivity Initiative, in January 2025, the Company approved a reduction in workforce. As a result, the Company recognized $0.03 million and $2.2 million of costs primarily related to employee termination expenses for the three and six months ended June 30, 2025, respectively. These amounts are included under restructuring in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025, accrued restructuring costs of $0.8 million are included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. These expenses are expected to be substantially paid at the end of 2025.

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 89.8% and 84.2% as of June 30, 2025 and December 31, 2024, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 10.2%, due to the full valuation allowance against its deferred tax assets (“DTAs”).

On July 4, 2025, the new presidential administration signed the One Big Beautiful Bill Act. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the three and six months ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact of this law. However, the Company does not expect this law to have a significant effect on the Company's financial statements due to the full valuation allowance against DTAs.

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

As of June 30, 2025, the Company believes, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of June 30, 2025; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $58.6 million and $56.5 million at June 30, 2025 and December 31, 2024, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the six months ended June 30, 2025. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

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

Key Events During the First Half of 2025

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

The Productivity Initiative, which included a reduction in workforce in the first quarter of 2025, has resulted in the following:

•
Costs associated with the Productivity Initiative, including restructuring costs, were $31 thousand and $2.2 million during the three and six months ended June 30, 2025, respectively, primarily consisting of employee related severance costs.
•
The Productivity Initiative is expected to result in estimated annualized benefits of approximately $20.0 million, and we began seeing these benefits in the second half of 2024 and expect the savings to continue to be realized in 2025 and through 2026. These benefits include reduction in costs of goods sold and reduction in operating expenses. We have reinvested the majority of these costs savings thus far into brand marketing and promotional activity to drive future growth. Looking forward, we intend to balance reinvesting savings to help drive revenue growth with our plans for achieving profitability.

Restructuring charges related to the Productivity Initiative were substantially complete as of June 30, 2025.

Factors Affecting Our Performance

Macroeconomic Environment

We continue to monitor macroeconomic trends and uncertainties such as key ingredient inflation, the effects of tariffs, and the potential imposition of modified or additional tariffs, which may adversely affect our net sales and profitability. As a result of the rapid changes in global trade policies, including tariffs, and potential tariff modifications or the imposition of tariffs, export controls or other retaliatory actions by other countries, we have experienced and anticipate continuing to experience increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. This has also created a complex and challenging retail environment for us as consumers reduce discretionary spending. A decline in consumer spending may have an adverse effect on our revenues, margins, and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation, which could be exacerbated as a result of the tariffs. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three and six months ended June 30, 2025 and 2024, respectively.

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

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Due to the implementation of a tariff on all steel and aluminum entering the U.S. (25% from March to June and 50% starting in June), and the impact of reciprocal tariff on certain countries where stevia is purchased, we began to see an increase in our cost of goods sold during the three months ended June 30, 2025, and expect to continue to see an increase in our cost of goods going forward.

During the first quarter of 2025, the U.S. government announced tariffs on certain imports, including imports from Canada. We currently believe that our production in Canada is exempt from these tariffs under the United States-Mexico-Canada Agreement ("USMCA").

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

Excluding the impact of tariffs discussed above, we expect our cost of goods sold to increase in absolute dollars as our volume increases, but decrease over time as a percentage of net sales as a result of the Productivity Initiative, our continued focus on cost and efficiency improvements, and as we realize the benefit of scale.

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

Marketing expenses are expected to increase as we invest in brand awareness, which are expected to be partially funded by the Productivity Initiative. We significantly increased our investment in marketing in the first half of 2025, and expect these additional marketing costs to continue throughout 2025, in order to help build our brand, with a focus on driving trial and customer conversions.

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

Restructuring Expenses

Restructuring expenses include employee severance and benefit costs to terminate a specified number of employees as well as costs for restructuring consulting services, impairment loss of certain assets, contract termination costs and other related charges designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives. Restructuring charges related to the Productivity Initiative were substantially complete as of June 30, 2025.

Other income, net

Other income, net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands, except per share amounts)
Net sales	$44,524	$40,426	$82,547	$79,225
Cost of goods sold	22,834	23,484	41,822	44,564
Gross profit	21,690	16,942	40,725	34,661
Operating expenses:
Selling and marketing	13,375	13,622	28,698	28,692
General and administrative	8,082	7,694	15,060	15,809
Equity-based compensation	982	1,427	1,713	2,916
Depreciation and amortization	236	403	488	731
Restructuring	31	865	2,169	865
Total operating expenses	22,706	24,011	48,128	49,013
Loss from operations	(1,016)	(7,069)	(7,403)	(14,352)
Other income, net	382	142	439	239
Loss before income taxes	(634)	(6,927)	(6,964)	(14,113)
Provision for income taxes	17	34	58	47
Net loss and comprehensive loss	(651)	(6,961)	(7,022)	(14,160)
Loss (income) attributable to noncontrolling interest	(46)	1,070	1,099	2,445
Net loss attributable to Zevia PBC	$(697)	$(5,891)	$(5,923)	$(11,715)

Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.10)	$(0.09)	$(0.20)
Diluted	$(0.01)	$(0.10)	$(0.09)	$(0.20)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Cost of goods sold	51%	58%	51%	56%
Gross profit	49%	42%	49%	44%
Operating expenses:
Selling and marketing	30%	34%	35%	36%
General and administrative	18%	19%	18%	20%
Equity-based compensation	2%	4%	2%	4%
Depreciation and amortization	1%	1%	1%	1%
Restructuring	0%	2%	3%	1%
Total operating expenses	51%	59%	58%	62%
Loss from operations	(2)%	(17)%	(9)%	(18)%
Other income, net	1%	0%	1%	0%
Loss before income taxes	(1)%	(17)%	(8)%	(18)%
Provision for income taxes	0%	0%	0%	0
Net loss and comprehensive loss	(1)%	(17)%	(9)%	(18)%
Loss (income) attributable to noncontrolling interest	(0)%	3%	1%	3%
Net loss attributable to Zevia PBC	(2)%	(15)%	(7)%	(15)%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net Sales

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Net sales	$44,524	$40,426	$4,098	10.1%

Net sales were $44.5 million for the three months ended June 30, 2025 as compared to $40.4 million for the three months ended June 30, 2024. Equivalized cases sold were 3.5 million during the three months ended June 30, 2025 as compared to 3.1 million during the three months ended June 30, 2024. The increase in net sales was primarily due to a 14.3% increase in the number of equivalized cases sold, which resulted in $5.8 million higher net sales largely the result of expanded distribution at one customer in the mass channel and one customer in the drug channel, and pricing increases of $0.3 million, partially offset by higher allowance for incentives and discounts of $2.0 million resulting from greater promotional levels at retailers. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Cost of goods sold	$22,834	$23,484	$(650)	(2.8)%

Cost of goods sold was $22.8 million for the three months ended June 30, 2025 as compared to $23.5 million for the three months ended June 30, 2024. The decrease of $0.7 million, or 2.8%, was largely due to lower write-downs related to excess and obsolete inventory of $2.0 million, and favorable unit costs of $1.7 million driven by the Productivity Initiative, which was partially offset by increased volumes which resulted in $3.1 million higher cost of goods sold.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Gross profit	$21,690	$16,942	$4,748	28.0%
Gross margin	48.7%	41.9%		6.8%

Gross profit was $21.7 million for the three months ended June 30, 2025 as compared to $16.9 million for the three months ended June 30, 2024. The increase in gross profit of $4.7 million, or 6.8%, was primarily due to higher volumes, favorable unit costs, selling price increases and lower inventory write-downs, partially offset by increased spend on promotional activity and channel mix.

Gross margin for the three months ended June 30, 2025 improved to 48.7% from 41.9% in the prior-year period. The increase was primarily due to lower inventory write-downs, favorable unit costs, and selling price increases, partially offset by increased spend on promotional activity and channel mix.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Selling and marketing expenses	$13,375	$13,622	$(247)	(1.8)%

Selling and marketing expenses were $13.4 million for the three months ended June 30, 2025 as compared to $13.6 million for the three months ended June 30, 2024. Marketing expenses were $4.7 million for the three months ended June 30, 2025 as compared to $4.3 million for the three months ended June 30, 2024, an increase of $0.4 million, or 9.6%. Selling expenses were $8.7 million for the three months ended June 30, 2025 as compared to $9.3 million for the three months ended June 30, 2024, a decrease of $0.6 million, or 7.1%.

The increase in marketing expense of $0.4 million was driven by investments made to drive brand awareness, which was funded by the savings in direct selling expenses as a result of the Productivity Initiative.

The decrease in selling expenses of $0.6 million was primarily due to decreases in freight transfer costs of $0.7 million and warehousing costs of $0.5 million largely driven by the Productivity Initiative, partially offset by an increase in distribution fees of $0.4 million and freight out costs of $0.2 million driven by increased volumes.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
General and administrative expenses	$8,082	$7,694	$388	5.0%

General and administrative expenses were $8.1 million for the three months ended June 30, 2025 as compared to $7.7 million for the three months ended June 30, 2024. The increase of $0.4 million, or 5.0%, was primarily driven by higher variable compensation as well as higher use of outside services, which was partially offset by lower headcount as a result of the Company's Productivity Initiative to right-size the business and focus on growth driving initiatives.

Equity-Based Compensation Expenses

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Equity-based compensation	$982	$1,427	$(445)	(31.2)%

Equity-based compensation expenses were $1.0 million for the three months ended June 30, 2025 as compared to $1.4 million for the three months ended June 30, 2024, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $0.4 million was primarily driven by a $0.5 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021 in which the service period was completed during the first quarter of 2025.

Restructuring Expenses

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Restructuring expenses	$31	$865	$(834)	(96.4)%

Restructuring expenses were $31 thousand for the three months ended June 30, 2025, as compared to $0.9 million for the three months ended June 30, 2024. The restructuring expenses primarily includes employee related severance costs.

Six months Ended June 30, 2025, Compared to Six months Ended June 30, 2024

Net Sales

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Net sales	$82,547	$79,225	$3,322	4.2%

Net sales were $82.5 million for the six months ended June 30, 2025 as compared to $79.2 million for the six months ended June 30, 2024. Equivalized cases sold were 6.5 million during the six months ended June 30, 2025 as compared to 6.0 million during the six months ended June 30, 2024. The increase in net sales was primarily due to an increase in the number of equivalized cases sold, which resulted in $5.8 million higher net sales, which was largely the result of expanded distribution at one customer in the mass channel, and pricing increases of $2.0 million, partially offset by higher allowance for incentives and discounts of $4.5 million resulting from greater promotional levels at retailers. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Cost of goods sold	$41,822	$44,564	$(2,742)	(6.2)%

Cost of goods sold was $41.8 million for the six months ended June 30, 2025 as compared to $44.6 million for the six months ended June 30, 2024. The decrease of $2.7 million, or 6.2%, was largely due to favorable unit costs of $3.5 million driven by the Productivity Initiative, and lower write-downs related to excess and obsolete inventory of $2.4 million, which was partially offset by increased volumes which resulted in $3.1 million higher cost of goods sold.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Gross profit	$40,725	$34,661	$6,064	17.5%
Gross margin	49.3%	43.8%		5.5%

Gross profit was $40.7 million for the six months ended June 30, 2025 as compared to $34.7 million for the six months ended June 30, 2024. The increase in gross profit of $6.1 million, or 17.5%, was primarily due to higher volumes, favorable unit costs, selling price increases and lower inventory write-downs, partially offset by increased spend on promotional activity and channel mix.

Gross margin for the six months ended June 30, 2025 improved to 49.3% from 43.8% in the prior-year period. The increase was primarily due to lower inventory write-downs, favorable unit costs, and selling price increases, partially offset by increased spend on promotional activity and channel mix.

Selling and Marketing Expenses

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Selling and marketing expenses	$28,698	$28,692	$6	0.0%

Selling and marketing expenses were $28.7 million for the six months ended June 30, 2025 as compared to $28.7 million for the six months ended June 30, 2024. Marketing expenses were $10.9 million for the six months ended June 30, 2025 as compared to $7.1 million for the six months ended June 30, 2024, an increase of $3.8 million, or 54.5%. Selling expenses were $17.8 million for the six months ended June 30, 2025 as compared to $21.6 million for the six months ended June 30, 2024, a decrease of $3.8 million, or 17.7%.

The increase in marketing expense of $3.8 million was driven by investments made to drive brand awareness, which was funded by the savings in direct selling expenses as a result of the Productivity Initiative.

The decrease in selling expenses of $3.8 million was primarily due to decreases in freight transfer costs of $2.0 million, warehousing costs of $2.2 million, all largely driven by the Productivity Initiative, partially offset by higher freight out costs of $0.2 million driven by increased volumes and an increase in distribution fees of $0.2 million.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
General and administrative expenses	$15,060	$15,809	$(749)	(4.7)%

General and administrative expenses were $15.1 million for the six months ended June 30, 2025 as compared to $15.8 million for the six months ended June 30, 2024. The decrease of $0.7 million, or 4.7%, was primarily due to lower headcount as a result of the Company's Productivity Initiative to right-size the business and focus on growth driving initiatives of $1.2 million, and a decrease in other costs of $0.4 million as a result of our Productivity Initiative discussed above, partially offset by higher variable compensation.

Equity-Based Compensation Expenses

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Equity-based compensation	$1,713	$2,916	$(1,203)	(41.3)%

Equity-based compensation expenses were $1.7 million for the six months ended June 30, 2025 as compared to $2.9 million for the six months ended June 30, 2024, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $1.2 million was primarily due to a $1.2 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021.

Restructuring Expenses

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Restructuring expenses	$2,169	$865	$1,304	150.8%

Restructuring expenses were $2.2 million for the six months ended June 30, 2025 which primarily includes employee related severance costs as well as costs to exit two of our third-party warehouse and distribution facilities.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2025, we had $26.3 million in cash and cash equivalents. We believe that our cash and cash equivalents as of June 30, 2025, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, tariffs as well as changes in tariff or U.S. foreign trade policies, relatively high interest rates, volatility in the financial markets, recession fears, current and future global hostilities, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $68.9 million through 2040. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $58.6 million, through 2040.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. As of June 30, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Term Secured Overnight Financing rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of June 30, 2025, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(4,312)	$(2,920)
Investing activities	$(45)	$(93)
Financing activities	$5	$—

Net Cash Used in Operating Activities

Our cash flows provided by or used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $4.3 million for the six months ended June 30, 2025 was primarily driven by a net loss of $7.0 million, partially offset by non-cash expenses of $2.5 million primarily related to equity-based compensation and depreciation and amortization expense, and a net increase in cash related to changes in operating assets and liabilities of $0.2 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $2.9 million due to decreased production of inventory as inventory levels are managed partially offset by an increase in accounts receivable of $2.3 million largely due to the increase in net sales, a net decrease in accounts payable, accrued expenses and other current liabilities of $0.2 million due to timing of purchases and decreased production of inventory.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of less than $45 thousand for the six months ended June 30, 2025 was primarily due to purchases of computer equipment and quality control equipment used in ongoing operations.

Net cash used in investing activities of $0.1 million for the six months ended June 30, 2024 was primarily due to purchases of property, equipment, and software of $0.1 million for computer equipment, marketing fixtures, and software used in ongoing operations.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $5 thousand for the six months ended June 30, 2025 was primarily due to proceeds from the exercise of stock options offset by financing costs paid.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss and comprehensive loss	$(651)	$(6,961)	$(7,022)	$(14,160)
Other income, net*	(382)	(142)	(439)	(239)
Provision for income taxes	17	34	58	47
Depreciation and amortization	236	403	488	731
Equity-based compensation	982	1,427	1,713	2,916
Restructuring	31	865	2,169	865
Adjusted EBITDA	$233	$(4,374)	$(3,033)	$(9,840)

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

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of June 30, 2025, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of June 30, 2025. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

Our aluminum cans are procured by our contract manufacturers through various can manufacturers. The price for aluminum cans also fluctuates depending on market conditions and U.S. foreign trade policies. The implementation of an import tax on all steel and aluminum entering the U.S. (25% from March to June and 50% starting in June), has increased our operating costs. We expect to continue to see an increase in our cost of goods sold going forward.

During the first quarter of 2025, the U.S. government announced tariffs on certain imports, including imports from Canada. We currently believe that our production in Canada is exempt from these tariffs under the United States-Mexico-Canada Agreement ("USMCA"), but this is an area that continues to evolve and there is no assurance that our production in Canada will not be subject to tariffs in the future.

Our contract manufacturers’ ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain.

We are seeking to diversify our sources of supply and intend to enter into arrangements to better ensure stability of prices of our raw materials.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and six months ended June 30, 2025 and 2024, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Internal Control over Financial Reporting

Management determined that as of June 30, 2025, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Adverse and uncertain economic conditions, including the impacts of inflation, changes in trade policies, and governmental tariffs, may impact distributor, retailer and consumer demand for our products. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on all steel and aluminum imports, which was raised to 50% in June 2025. On April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries and in July 2025, the U.S government announced an intention to increase the baseline reciprocal tariff rate to 15–20%. These announcements have been followed by announcements of retaliatory tariffs and other actions by other countries, as well as limited exemptions and temporary pauses for U.S.-imposed tariffs and ongoing negotiations for potential trade deals. Changes in tariffs and trade restrictions can be announced with little or no advance notice. These actions, some of which are subject to litigation, have caused substantial uncertainty and volatility in financial markets and may result in additional retaliatory measures on U.S. goods. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. In addition, our ability to manage normal commercial relationships with our contract manufacturers, distributors, retailers and creditors may suffer. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the nature and magnitude of the impact that these changes could have to our business, financial condition and results of operations.

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

The imposition or threat of tariffs or additional sanctions on imports or exports in the U.S., Canada or jurisdictions from which we source our supplies could have an adverse impact on our supply chain, results of operations, or overall business. Additionally, the recent implementation of an import tariff on all steel and aluminum entering the U.S. has increased our cost of goods sold. We expect to continue to see an increase in our cost of goods sold going forward. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. In the past, inflationary pressures raised overall supply chain costs and manufacturing and labor costs, which impacted our margins. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 6, 2025

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	August 6, 2025