Form 10-Q
period 2025-09-30
Zevia PBC
filed 2025-11-05
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 67,389,166 shares and 7,614,823 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2025 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives and activities, the impact of our Productivity Initiative, including expected cost savings and other benefits, the impact of tariffs, including the import tax on steel and aluminum, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand, consumer preferences, ability to effectively compete, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions.

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

•	fluctuation in our net sales and earnings as a result of price concessions, promotional activities and chargebacks;

•	loss of any registered trademark or other intellectual property or actual or alleged claims of infringement of intellectual property rights;

•	our history of losses and potential inability to achieve or maintain profitability;

•	failure to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture;

•	the impact of adverse global macroeconomic conditions, including relatively high interest rates, recession fears and inflationary pressures, government shutdowns, and geopolitical events or conflicts;

•	climate change, adverse weather conditions, natural disasters and other natural conditions;

•	difficulties and challenges associated with expansion into new markets;

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$26,029	$30,653
Accounts receivable, net	12,608	10,795
Inventories	14,128	18,618
Prepaid expenses and other current assets	1,743	1,843
Total current assets	54,508	61,909
Property and equipment, net	870	1,261
Right-of-use assets under operating leases, net	687	1,099
Intangible assets, net	3,150	3,179
Other non-current assets	794	503
Total assets	$60,009	$67,951
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,860	$15,295
Accrued expenses and other current liabilities	9,464	8,340
Current portion of operating lease liabilities	643	587
Total current liabilities	23,967	24,222
Operating lease liabilities, net of current portion	187	726
Other non-current liabilities	58	58
Total liabilities	24,212	25,006
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 67,371,710 and 61,646,478 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	67	61
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 7,614,823 and 11,551,235 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	8	12
Additional paid-in capital	181,126	186,148
Accumulated deficit	(129,951)	(121,342)
Total Zevia PBC stockholders’ equity	51,250	64,879
Noncontrolling interests	(15,453)	(21,934)
Total equity	35,797	42,945
Total liabilities and equity	$60,009	$67,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net sales	$40,844	$36,366	$123,391	$115,591
Cost of goods sold	22,227	18,516	64,049	63,080
Gross profit	18,617	17,850	59,342	52,511
Operating expenses:
Selling and marketing	12,665	11,981	41,363	40,673
General and administrative	7,673	7,377	22,733	23,186
Equity-based compensation	950	1,034	2,663	3,950
Depreciation and amortization	202	310	690	1,041
Restructuring	—	112	2,169	977
Total operating expenses	21,490	20,814	69,618	69,827
Loss from operations	(2,873)	(2,964)	(10,276)	(17,316)
Other (expense) income, net	(7)	118	432	357
Loss before income taxes	(2,880)	(2,846)	(9,844)	(16,959)
(Benefit) provision for income taxes	(32)	(4)	26	43
Net loss and comprehensive loss	(2,848)	(2,842)	(9,870)	(17,002)
Loss attributable to noncontrolling interest	162	315	1,261	2,760
Net loss attributable to Zevia PBC	$(2,686)	$(2,527)	$(8,609)	$(14,242)

Net loss per share attributable to common stockholders
Basic	$(0.04)	$(0.04)	$(0.13)	$(0.25)
Diluted	$(0.04)	$(0.04)	$(0.13)	$(0.25)

Weighted average common shares outstanding
Basic	67,326,383	59,490,258	65,552,688	58,037,780
Diluted	67,326,383	59,490,258	65,552,688	58,037,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2025	61,646,478	$61	11,551,235	$12	$186,148	$(121,342)	$(21,934)	$42,945
Vesting and release of common stock under equity incentive plans, net	976,345	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,394,644	4	(3,394,644)	(4)	(6,654)	—	6,654	—
Exercise of stock options	47,183	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	731	—	—	731
Net loss	—	—	—	—	—	(5,226)	(1,145)	(6,371)
Balance at March 31, 2025	66,064,650	$66	8,156,591	$8	$180,224	$(126,568)	$(16,425)	$37,305
Vesting and release of common stock under equity incentive plans, net	697,347	$1	—	—	$(1)	—	—	—
Exchange of Class B common stock for Class A common stock	525,540	—	(525,540)	—	(1,055)	—	1,055	—
Exercise of stock options	31,005	—	—	—	59	—	—	59
Equity-based compensation	—	—	—	—	982	—	—	982
Net loss	—	—	—	—	—	(697)	46	(651)
Balance at June 30, 2025	67,318,542	$67	7,631,051	$8	$180,209	$(127,265)	$(15,324)	$37,695
Vesting and release of common stock under equity incentive plans, net	36,940	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	16,228	—	(16,228)	—	(33)	—	33	—
Exercise of stock options	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	950	—	—	950
Net loss	—	—	—	—	—	(2,686)	(162)	(2,848)
Balance at September 30, 2025	67,371,710	$67	7,614,823	$8	$181,126	$(129,951)	$(15,453)	$35,797

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2024	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767
Vesting and release of common stock under equity incentive plans, net	743,465	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,165,826	3	(3,165,826)	(3)	(5,266)	—	5,266	—
Exercise of stock options	6,000	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,489	—	—	1,489
Net loss	—	—	—	—	—	(5,824)	(1,375)	(7,199)
Balance at March 31, 2024	58,135,308	$58	14,117,351	$14	$187,366	$(107,161)	$(24,220)	$56,057
Vesting and release of common stock under equity incentive plans, net	385,632	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	473,358	—	(473,358)	—	(823)	—	823	—
Exercise of stock options	9,000	—	—	—	—	—	—	—
Equity-based compensation	-	—	—	—	1,427	—	—	1,427
Net loss	-	—	—	—	—	(5,891)	(1,070)	(6,961)
Balance at June 30, 2024	59,003,298	$59	13,643,993	$14	$187,969	$(113,052)	$(24,467)	$50,523
Vesting and release of common stock under equity incentive plans, net	223,478	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	542,780	1	(542,780)	(1)	(989)	—	989	—
Exercise of stock options	84,000	—	—	—	—	—	—	—
Equity-based compensation	-	—	—	—	1,034	—	—	1,034
Net loss	-	—	—	—	—	(2,527)	(315)	(2,842)
Balance at September 30, 2024	59,853,556	$60	13,101,213	$13	$188,014	$(115,579)	$(23,793)	$48,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities:
Net loss	$(9,870)	$(17,002)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash lease expense	412	450
Depreciation and amortization	690	1,041
Loss on disposal of property, equipment and software, net	7	55
Amortization of debt issuance cost	57	57
Equity-based compensation	2,663	3,950
Changes in operating assets and liabilities:
Accounts receivable, net	(1,813)	1,111
Inventories	4,490	13,860
Prepaid expenses and other assets	100	2,387
Accounts payable	(1,573)	(6,296)
Accrued expenses and other current liabilities	1,124	1,727
Operating lease liabilities	(483)	(427)
Other non-current liabilities	—	58
Net cash (used in) provided by operating activities	(4,196)	971
Investing activities:
Purchases of property, equipment and software	(226)	(238)
Net cash used in investing activities	(226)	(238)
Financing activities:
Proceeds from revolving line of credit	—	8,000
Repayment of revolving line of credit	—	(8,000)
Proceeds from exercise of stock options	59	—
Financing costs paid	(261)	—
Net cash used in financing activities	(202)	—
Net change from operating, investing, and financing activities	(4,624)	733
Cash and cash equivalents at beginning of period	30,653	31,955
Cash and cash equivalents at end of period	$26,029	$32,688

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$52	$4
Financing costs included in accounts payable and accrued expenses and other current liabilities	$87	$—
Conversion of Class B common stock to Class A common stock	$7,742	$7,078

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43	$73
Cash paid for income taxes	$23	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the “Company,” “we,” “us,” “our”), is a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, and vegan, and include a variety of flavors across Soda, Energy Drinks and Tea drinks. Our products are distributed and sold principally across the United States (“U.S.”) and Canada through a diverse network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three and nine months ended September 30, 2025 and 2024, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU 2023-09 is effective for private companies for annual periods beginning after December 15, 2025, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company elected not to early adopt this guidance. The Company is currently evaluating the impact of adopting this guidance.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) to modernize the accounting for internal-use software. The new guidance eliminates accounting consideration of software project development stages; cost capitalization would begin when (1) management has authorized and committed to funding the project and (2) it is probable the project will be completed and the software used to perform its intended function (the “probable- to-complete” threshold). This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The requirements can be applied prospectively, retrospectively or modified transition approach. The Company is currently evaluating the impact of adopting this guidance.

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

The following table disaggregates the Company’s sales by geographic location of the respective customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
U.S.	$36,190	$32,584	$110,888	$103,809
Canada	4,654	3,782	12,503	11,782
Net sales	$40,844	$36,366	$123,391	$115,591

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of  September 30, 2025 or December 31, 2024.

4. INVENTORIES

Inventories consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$173	$600
Finished goods	13,955	18,018
Inventories	$14,128	$18,618

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$1,215	$1,215
Computer equipment	377	406
Furniture and equipment	804	804
Quality control and marketing equipment	1,448	1,834
Assets not yet placed in service	20	29
	3,864	4,288
Less accumulated depreciation	(2,994)	(3,027)
Property and equipment, net	$870	$1,261

For the three months ended September 30, 2025 and 2024, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.5 million and $0.8 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following tables provide information pertaining to the Company’s intangible assets as of:

	September 30, 2025
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	2.8	$1,289	$(1,141)	$148
Customer relationships	4.0	3,007	(3,005)	2
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,296	$(4,146)	$3,150

	December 31, 2024
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	1.2	$1,167	$(1,124)	$43
Customer relationships	0.8	3,007	(2,871)	136
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,174	$(3,995)	$3,179

For the three months ended  September 30, 2025 and 2024, total amortization expense amounted to $0.1 million and $0.1 million, respectively, including less than $0.1 million and $0.1 million, respectively, of amortization expense related to software. For the nine months ended September 30, 2025 and 2024, total amortization expense amounted to $0.2 million and $0.2 million, respectively, including less than $0.1 million and $0.1 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three and nine months ended September 30, 2025 and 2024, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2025	$15
2026	56
2027	47
2028	32
Expected amortization expense for intangible assets with definite lives	$150

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of September 30, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of September 30, 2025, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space for its corporate headquarters which has a remaining lease term of 15 months. In September 2024, the Company entered into an agreement to sublease 8,468 square feet of the 20,185 square feet of leased office space. The sublease term is from October 8, 2024 to December 31, 2026.

The Company’s recognized lease costs include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$156	$183	$478	$550
Sublease income(1)	52	—	155	—

(1)	Operating lease cost and sublease income are recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents information about our weighted average discount rate and remaining lease term as of:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (months)	15.0	24.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	September 30, 2025
Remainder of 2025	$120
2026	756
Total lease payments	876
Less imputed interest	(46)
Present value of lease liabilities	$830

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of September 30, 2025, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Accrued employee compensation benefits	$3,432	$1,548
Accrued direct selling costs	1,269	1,376
Accrued customer paid bottle deposits	3,088	2,895
Accrued marketing expenses	865	1,775
Accrued other	810	746
Total	$9,464	$8,340

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

As of September 30, 2025, the 2021 Plan provides for future grants and/or issuances of up to approximately 4.6 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a 10-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period. There was no option grant during the nine months ended September 30, 2025.

The fair value of stock option awards granted during the nine months ended September 30, 2024 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

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

(4) We have assumed a dividend yield of zero as the Company has no plans to declare dividends in the foreseeable future.

The weighted average grant date fair values for stock options granted for the nine months ended September 30, 2024 was $0.98.

The following is a summary of stock option activity for the nine months ended September 30, 2025:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2025	2,872,995	$3.24
Granted	—	$—
Exercised	(78,188)	$0.81
Forfeited and expired	(206,268)	$4.78
Balance as of September 30, 2025	2,588,539	$3.19	6.5	$1,685
Exercisable at the end of the period	1,708,889	$3.33	5.9	$1,297
Vested and expected to vest	2,588,539	$3.19	6.5	$1,685

The total intrinsic values of stock options exercised during the nine months ended September 30, 2025 was $0.2 million.

As of September 30, 2025, total unrecognized compensation expense related to unvested stock options was $1.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

In March 2021, the Company’s Board of Directors also approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of September 30, 2025, the service period of the awards has been completed.

The following is a summary of RSU activity for the nine months ended September 30, 2025:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2025	3,717,919	$1.65
Granted	2,031,667	$2.31
Vested	(1,496,222)	$1.58
Forfeited	(522,712)	$1.65
Balance unvested at September 30, 2025	3,730,652	$2.04	$10,147
Expected to vest at September 30, 2025	3,730,652	$2.04	$10,147

As of September 30, 2025, total unrecognized compensation expense related to unvested RSUs was $6.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Since the Company operates as a single operating segment, the unaudited condensed consolidated statements of operations and comprehensive loss present the significant expenses. Significant expenses also include direct selling expenses and marketing expenses presented as selling and marketing expenses in the unaudited condensed statements of operations and comprehensive loss.  For the three months ended  September 30, 2025 and 2024, direct selling expenses amounted to $7.7 million and $8.5 million, respectively, and marketing expenses amounted to $5.0 million and $3.5 million, respectively.  For the nine months ended September 30, 2025 and 2024, direct selling expenses amounted to $25.5 million and $30.1 million, respectively, and marketing expenses amounted to $15.9 million and $10.6 million, respectively. The Company has no intra-entity transfers or sales. The other information required under ASC 280, Segment Reporting, is provided in the notes to condensed consolidated financial statements including the Company’s products in Note 1, Description of Business and Note 3, Revenues. In addition, interest income for the three months ended  September 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively. Interest income for the nine months ended September 30, 2025 and 2024 was $0.6 million and $0.7 million, respectively.

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	12%	13%	12%	14%
Customer B	*	*	*	10%
Customer C	12%	13%	12%	11%
Customer J	14%	*	14%	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	September 30, 2025	December 31, 2024
Customer C	*	10%
Customer J	34%	12%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Vendor D	32%	28%	32%	34%
Vendor E	35%	31%	33%	29%
Vendor F	33%	28%	35%	25%

* Less than 10% of total net sales, accounts receivable, net or raw material and finished goods purchases in the respective periods.

14. LOSS PER SHARE AND CAPITAL STOCK

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025		2024
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(2,848)	$(2,842)		$(9,870)		$(17,002)
Less: net loss attributable to non-controlling interests	162	315		1,261		2,760
Add: adjustment to reallocate net loss to controlling interest	—	(7)	(1)	(122)	(1)	(6)	(1)
Net loss to Zevia PBC - basic and diluted	$(2,686)	$(2,534)		$(8,731)		$(14,248)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	67,326,383	59,264,182		65,534,451		57,738,722
Add: weighted average shares of vested and unreleased RSUs	—	226,076	(2)	18,237	(2)	299,058	(2)
Weighted-average basic and diluted shares	67,326,383	59,490,258		65,552,688		58,037,780

Loss per share of Class A common stock – basic	$(0.04)	$(0.04)		$(0.13)		$(0.25)
Loss per share of Class A common stock – diluted	$(0.04)	$(0.04)		$(0.13)		$(0.25)

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

Zevia LLC Class B Common Units, stock options and RSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Zevia LLC Class B Common Units exchangeable to shares of Class A common stock	7,626,641	13,502,398	8,752,482	14,575,937
Stock options	2,592,623	3,067,441	2,710,458	3,183,110
Restricted stock units	3,773,948	4,000,334	3,909,067	3,538,498

Capital Stock

At-The-Market Offering Program

On August 12, 2025, the Company and its wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which the Company may sell from time to time through the Agent, shares of the Company’s Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with the Company’s prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement. The Agreement contains customary representations, warranties and covenants of the Company and Zevia LLC, and conditions to the Agent’s obligations to sell the Common Stock in the Offering. The Company and Zevia LLC have agreed jointly and severally to provide to the Agent customary indemnification and contribution rights. The Company will also reimburse the Agent for certain specified expenses in connection with establishing and maintaining the Offering. The Company has no obligation to sell any Common Stock under the Agreement, and may at any time suspend solicitation and sales in the Offering. The Agreement may be terminated at any time, for any reason, by either the Company or the Agent upon prior notice to the other party.  During the three months ended September 30, 2025, the Company elected not to issue shares under this Agreement.

15. RESTRUCTURING

In May 2024, the Company initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As part of the ongoing Productivity Initiative, in January 2025, the Company approved a reduction in workforce. As a result, the Company recognized $2.2 million of restructuring costs for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024 , the Company recognized restructuring costs of $0.1 million and $1.0 million, respectively. The restructuring costs were primarily related to employee termination expenses and costs to exit two third-party warehouse and distribution facilities. These amounts are included under restructuring in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025, accrued restructuring costs of $0.6 million are included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. These expenses are expected to be substantially paid by the end of 2025.

16. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 89.8% and 84.2% as of September 30, 2025 and December 31, 2024, respectively.

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

On July 4, 2025, the new presidential administration signed the One Big Beautiful Bill Act. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.  These changes were reflected in the income tax provision for the three and nine months ended September 30, 2025, but did not have a significant effect on the Company's financial statements due to the full valuation allowance against DTAs.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members of Zevia LLC and the shareholders of blocker companies (“Blocker Companies”) of certain pre-IPO institutional investors (“the Direct Zevia Stockholders”). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85.0% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in certain mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC’s acquisition of continuing member’s Zevia LLC units in connection with the IPO and in future exchanges and, (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of September 30, 2025, the Company believes, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of September 30, 2025; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $58.6 million and $56.5 million at September 30, 2025 and December 31, 2024, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the nine months ended September 30, 2025. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its condensed consolidated statements of operations and comprehensive loss.

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

Overview

We are a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are made with a handful of simple, plant-based ingredients, contain no artificial sweeteners, and are Non-GMO Project verified, gluten-free, Kosher, and vegan, and include a variety of flavors across Soda, Energy Drinks, and Tea drinks. Our products are distributed and sold principally across the U.S. and Canada through a wide-ranging network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

Key Events During the Nine Months Ended September 30, 2025

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

The Productivity Initiative, which included a reduction in workforce in the first quarter of 2025, has resulted in the following:

•

Costs associated with the Productivity Initiative, including restructuring costs, were zero and $2.2 million during the three and nine months ended September 30, 2025, respectively, primarily consisting of employee related severance costs.

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

Restructuring charges related to the Productivity Initiative were completed as of September 30, 2025.

Factors Affecting Our Performance

Macroeconomic Environment

We continue to monitor macroeconomic trends and uncertainties such as key ingredient inflation, the shutdown of the U.S. government, the effects of tariffs, and the potential imposition of modified or additional tariffs, which may adversely affect our net sales and profitability. As a result of the rapid changes in global trade policies, including tariffs, and potential tariff modifications or the imposition of tariffs, export controls or other retaliatory actions by other countries, we have experienced and anticipate continuing to experience increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. This has also created a complex and challenging retail environment for us as consumers reduce discretionary spending. A decline in consumer spending may have an adverse effect on our revenues, margins, and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation, which could be exacerbated as a result of the tariffs. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three and nine months ended September 30, 2025 and 2024, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from the sales of our products, including Soda, Energy Drinks, and Tea drinks, to our customers, which include grocery distributors, national retailers, convenience retailers, natural products retailers, warehouse club retailers and retailers with e-commerce channels, in the U.S. and Canada.

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

The following factors and trends in our business are expected to be key drivers of our net sales for the foreseeable future:

•	leveraging our platform and mission to grow brand awareness, increase velocity and expand our consumer base;

•	continuing to grow our strong relationships across our retailer network and retain and expand distribution amongst new and existing channels, both in-store and online; and

•	continuous innovation efforts and enhancement of existing products.

We expect our future growth to be driven by a combination of new distribution, increased organic sales from existing outlets, package and product innovation, and continued pricing strength; however, sales levels in any given period may continue to be impacted by seasonality, increased level of competition, and customers’ efforts to manage inventory.

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

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Due to the recent implementation of tariffs, we began to see an increase in our cost of goods sold during the three months ended June 30, 2025, and expect to continue to see an increase in our cost of goods going forward.

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

Marketing expenses are expected to increase as we invest in brand awareness, which are expected to be partially funded by the Productivity Initiative. We significantly increased our investment in marketing in the first nine months of 2025, in order to help build our brand, with a focus on driving trial and customer conversions. We expect marketing investments in the fourth quarter of 2025 to decline compared to the fourth quarter of 2024 due to an opportunistic marketing investment made in the prior year.

General and Administrative Expenses

General and administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology and other functions. Our ongoing general and administrative expenses are expected to remain relatively flat as a percentage of net sales over time, but may fluctuate in any given quarter as a result of timing and amount of variable compensation expense.

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

Restructuring Expenses

Restructuring expenses include employee severance and benefit costs to terminate a specified number of employees as well as costs for restructuring consulting services, impairment loss of certain assets, contract termination costs and other related charges designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives. Restructuring charges related to the Productivity Initiative were complete as of September 30, 2025.

Other (expense) income, net

Other (expense) income, net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except per share amounts)
Net sales	$40,844	$36,366	$123,391	$115,591
Cost of goods sold	22,227	18,516	64,049	63,080
Gross profit	18,617	17,850	59,342	52,511
Operating expenses:
Selling and marketing	12,665	11,981	41,363	40,673
General and administrative	7,673	7,377	22,733	23,186
Equity-based compensation	950	1,034	2,663	3,950
Depreciation and amortization	202	310	690	1,041
Restructuring	—	112	2,169	977
Total operating expenses	21,490	20,814	69,618	69,827
Loss from operations	(2,873)	(2,964)	(10,276)	(17,316)
Other (expense) income, net	(7)	118	432	357
Loss before income taxes	(2,880)	(2,846)	(9,844)	(16,959)
(Benefit) provision for income taxes	(32)	(4)	26	43
Net loss and comprehensive loss	(2,848)	(2,842)	(9,870)	(17,002)
Loss attributable to noncontrolling interest	162	315	1,261	2,760
Net loss attributable to Zevia PBC	$(2,686)	$(2,527)	$(8,609)	$(14,242)

Net loss per share attributable to common stockholders
Basic	$(0.04)	$(0.04)	$(0.13)	$(0.25)
Diluted	$(0.04)	$(0.04)	$(0.13)	$(0.25)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Cost of goods sold	54%	51%	52%	55%
Gross profit	46%	49%	48%	45%
Operating expenses:
Selling and marketing	31%	33%	34%	35%
General and administrative	19%	20%	18%	20%
Equity-based compensation	2%	3%	2%	3%
Depreciation and amortization	0%	1%	1%	1%
Restructuring	0%	0%	2%	1%
Total operating expenses	53%	57%	56%	60%
Loss from operations	(7)%	(8)%	(8)%	(15)%
Other (expense) income, net	(0)%	0%	0%	0%
Loss before income taxes	(7)%	(8)%	(8)%	(15)%
(Benefit) provision for income taxes	(0)%	0%	0%	0
Net loss and comprehensive loss	(7)%	(8)%	(8)%	(15)%
Loss attributable to noncontrolling interest	0%	1%	1%	2%
Net loss attributable to Zevia PBC	(7)%	(7)%	(7)%	(12)%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net Sales

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Net sales	$40,844	$36,366	$4,478	12.3%

Net sales were $40.8 million for the three months ended September 30, 2025 as compared to $36.4 million for the three months ended September 30, 2024. Equivalized cases sold were 3.3 million during the three months ended September 30, 2025 as compared to 2.9 million during the three months ended September 30, 2024. The increase in net sales was primarily due to a 12.6% increase in the number of equivalized cases sold, which resulted in $4.6 million higher net sales largely the result of expanded distribution at one customer in the mass channel and one customer in the club channel, and lower allowance for incentives and discounts of $0.5 million, partially offset by pricing declines as a result of channel mix of $0.6 million. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Cost of goods sold	$22,227	$18,516	$3,711	20.0%

Cost of goods sold was $22.2 million for the three months ended September 30, 2025 as compared to $18.5 million for the three months ended September 30, 2024. The increase of $3.7 million, or 20.0%, was largely due to increased volumes which resulted in $2.4 million of higher costs of goods sold, as well as higher write-downs related to excess and obsolete inventory of $1.2 million mainly related to new packaging design and reduction in reserve estimate in prior year, partially offset by unfavorable unit costs of $0.1 million driven by tariffs, which was slightly offset by improvements in unit costs related to the Productivity Initiative.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Gross profit	$18,617	$17,850	$767	4.3%
Gross margin	45.6%	49.1%		(3.5)%

Gross profit was $18.6 million for the three months ended September 30, 2025 as compared to $17.9 million for the three months ended September 30, 2024. The increase in gross profit of $0.8 million, or 4.3%, was primarily due to higher volumes and lower spend on promotional activity, partially offset by higher inventory write-downs, unfavorable unit costs, and channel mix.

Gross margin for the three months ended September 30, 2025 decreased to 45.6% from 49.1% in the prior-year period. The decrease was primarily due to higher inventory write-downs, unfavorable unit costs, and channel mix, partially offset by lower spend on promotional activity.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Selling and marketing expenses	$12,665	$11,981	$684	5.7%

Selling and marketing expenses were $12.7 million for the three months ended September 30, 2025 as compared to $12.0 million for the three months ended September 30, 2024. Marketing expenses were $5.0 million for the three months ended September 30, 2025 as compared to $3.5 million for the three months ended September 30, 2024, an increase of $1.5 million, or 40.8%. Selling expenses were $7.7 million for the three months ended September 30, 2025 as compared to $8.5 million for the three months ended September 30, 2024, a decrease of $0.7 million, or 8.9%.

The increase in marketing expense of $1.5 million was driven by investments made to drive brand awareness, which was partially funded by the savings in direct selling expenses as a result of the Productivity Initiative.

The decrease in selling expenses of $0.8 million was primarily due to decreases in repackaging costs of $0.6 million due to automation of certain processes, warehousing costs of $0.1 million and freight transfer costs of $0.1 million largely driven by the Productivity Initiative and lower inventory levels.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
General and administrative expenses	$7,673	$7,377	$296	4.0%

General and administrative expenses were $7.7 million for the three months ended September 30, 2025 as compared to $7.4 million for the three months ended September 30, 2024. The increase of $0.3 million, or 4.0%, was primarily driven by higher variable compensation, which was partially offset by decrease of $0.2 million related to lower headcount as a result of the Company's Productivity Initiative to right-size the business and focus on growth driving initiatives, and a decrease in other costs of $0.3 million as a result of our Productivity Initiative discussed above.

Equity-Based Compensation Expenses

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Equity-based compensation	$950	$1,034	$(84)	(8.1)%

Equity-based compensation expenses were $1.0 million for the three months ended September 30, 2025 as compared to $1.0 million for the three months ended September 30, 2024, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $0.1 million was primarily driven by a $0.3 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021 in which the service period was completed during the first quarter of 2025, partially offset by expense related to newly issued equity awards.

Restructuring Expenses

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Restructuring expenses	$—	$112	$(112)	(100.0)%

Restructuring expenses were zero for the three months ended September 30, 2025, as compared to $0.1 million for the three months ended September 30, 2024. The restructuring expenses in the prior year primarily include costs to exit two third-party warehouse and distribution facilities.

Nine months Ended September 30, 2025, Compared to Nine months Ended September 30, 2024

Net Sales

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Net sales	$123,391	$115,591	$7,800	6.7%

Net sales were $123.4 million for the nine months ended September 30, 2025 as compared to $115.6 million for the nine months ended September 30, 2024. Equivalized cases sold were 9.7 million during the nine months ended September 30, 2025 as compared to 8.9 million during the nine months ended September 30, 2024. The increase in net sales was primarily due to an increase in the number of equivalized cases sold, which resulted in $10.5 million higher net sales, which was largely the result of expanded distribution at one customer in the mass channel, and pricing increases of $1.3 million, partially offset by higher allowance for incentives and discounts of $4.0 million resulting from greater promotional levels at retailers. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Cost of goods sold	$64,049	$63,080	$969	1.5%

Cost of goods sold was $64.0 million for the nine months ended September 30, 2025 as compared to $63.1 million for the nine months ended September 30, 2024. The increase of $1.0 million, or 1.5%, was largely due to increased volumes which resulted in $5.5 million higher cost of goods sold, partially offset by favorable unit costs of $3.4 million driven by the Productivity Initiative, and lower write-downs related to excess and obsolete inventory of $1.1 million.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Gross profit	$59,342	$52,511	$6,831	13.0%
Gross margin	48.1%	45.4%		2.7%

Gross profit was $59.3 million for the nine months ended September 30, 2025 as compared to $52.5 million for the nine months ended September 30, 2024. The increase in gross profit of $6.8 million, or 13.0%, was primarily due to higher volumes, selling price increases, favorable unit costs, and lower inventory write-downs, partially offset by increased spend on promotional activity and channel mix.

Gross margin for the nine months ended September 30, 2025 improved to 48.1% from 45.4% in the prior-year period. The increase was primarily due to lower inventory write-downs, favorable unit costs, and selling price increases, partially offset by increased spend on promotional activity and channel mix.

Selling and Marketing Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Selling and marketing expenses	$41,363	$40,673	$690	1.7%

Selling and marketing expenses were $41.4 million for the nine months ended September 30, 2025 as compared to $40.7 million for the nine months ended September 30, 2024. Marketing expenses were $15.9 million for the nine months ended September 30, 2025 as compared to $10.6 million for the nine months ended September 30, 2024, an increase of $5.3 million, or 49.9%. Selling expenses were $25.5 million for the nine months ended September 30, 2025 as compared to $30.1 million for the nine months ended September 30, 2024, a decrease of $4.6 million, or 15.2%.

The increase in marketing expense of $5.3 million was driven by investments made to drive brand awareness, which was partially funded by the savings in direct selling expenses as a result of the Productivity Initiative.

The decrease in selling expenses of $4.6 million was primarily due to decreases in warehousing costs of $2.0 million, repackaging costs of $0.9 million, and freight transfer costs of $2.1 million, all largely driven by the Productivity Initiative and lower inventory levels, partially offset by higher freight out costs of $0.2 million driven by increased volumes and an increase in distribution fees of $0.4 million.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
General and administrative expenses	$22,733	$23,186	$(453)	(2.0)%

General and administrative expenses were $22.7 million for the nine months ended September 30, 2025 as compared to $23.2 million for the nine months ended September 30, 2024. The decrease of $0.5 million, or 2.0%, was primarily due to decrease in costs as a result of our Productivity Initiative discussed above.

Equity-Based Compensation Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Equity-based compensation	$2,663	$3,950	$(1,287)	(32.6)%

Equity-based compensation expenses were $2.7 million for the nine months ended September 30, 2025 as compared to $4.0 million for the nine months ended September 30, 2024, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $1.3 million was primarily due to a $1.5 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by expense related to newly issued equity awards.

Restructuring Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	Percentage
Restructuring expenses	$2,169	$977	$1,192	122.0%

Restructuring expenses were $2.2 million for the nine months ended September 30, 2025 as compared to $1.0 million for the nine months ended September 30, 2024, which primarily includes employee related severance costs as well as costs to exit two of our third-party warehouse and distribution facilities.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2025, we had $26.0 million in cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2025, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

On August 12, 2025, we and our wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which we may sell from time to time through the Agent, shares of Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with our prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, we will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement.  During the three months ended September 30, 2025, we elected not to issue shares under this Agreement.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, tariffs as well as changes in tariff or U.S. foreign trade policies, relatively high interest rates, volatility in the financial markets, recession fears, shutdown of the U.S. government, current and future global hostilities, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. As of September 30, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Term Secured Overnight Financing rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of September 30, 2025, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(4,196)	$971
Investing activities	$(226)	$(238)
Financing activities	$(202)	$—

Net Cash Used in Operating Activities

Our cash flows provided by or used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $4.2 million for the nine months ended September 30, 2025 was primarily driven by a net loss of $9.9 million, partially offset by non-cash expenses of $3.8 million primarily related to equity-based compensation and depreciation and amortization expense, and a net increase in cash related to changes in operating assets and liabilities of $1.8 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $4.5 million due to decreased production of inventory as inventory levels are managed, partially offset by an increase in accounts receivable of $1.8 million largely due to the increase in net sales, a net decrease in accounts payable, accrued expenses and other current liabilities of $0.4 million due to timing of purchases and decreased production of inventory, and lower lease liability of $0.5 million.

Net cash used in operating activities of $1.0 million for the nine months ended September 30, 2024 was primarily driven by a net increase in cash related to changes in operating assets and liabilities of $12.4 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $13.9 million due to decreased production of inventory as inventory levels are managed, decreased prepaid expenses and other assets of $2.4 million largely due to a decrease in prepaid deposits related to the sale of raw materials, and a decrease in accounts receivable of $1.1 million due to timing of payments, partially offset by a net decrease in accounts payable, accrued expenses and other current liabilities of $4.6 million due to timing of purchases and decreased production of inventory. These increases were partially offset by a decrease in cash due to a net loss of $17.0 million, partially offset by non-cash expenses of $5.6 million primarily related to equity-based compensation and depreciation and amortization expense.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2025 was primarily due to purchases of software used in ongoing operations.

Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2024 was primarily due to purchases of computer equipment, marketing fixtures, and software used in ongoing operations.

Net Cash Used in Financing Activities

Net cash used in financing activities of $0.2 million for the nine months ended September 30, 2025 was primarily due to financing costs paid partially offset by proceeds from the exercise of stock options.

Net cash used in financing activities of less than $0.1 million for the nine months ended September 30, 2024 was due to proceeds from the Secured Revolving Line of Credit of $8 million which was repaid in the same period.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss and comprehensive loss	$(2,848)	$(2,842)	$(9,870)	$(17,002)
Other expense (income), net*	7	(118)	(432)	(357)
(Benefit) provision for income taxes	(32)	(4)	26	43
Depreciation and amortization	202	310	690	1,041
Equity-based compensation	950	1,034	2,663	3,950
Restructuring	-	112	2,169	977
Adjusted EBITDA	$(1,721)	$(1,508)	$(4,754)	$(11,348)

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

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of September 30, 2025, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of September 30, 2025. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Internal Control over Financial Reporting

Management determined that as of September 30, 2025, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Adverse and uncertain economic conditions, including the impacts of inflation, changes in trade policies, and governmental tariffs, may impact distributor, retailer and consumer demand for our products. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on all steel and aluminum imports, which was raised to 50% in June 2025. On April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries and in July 2025, the U.S. government announced an intention to increase the baseline reciprocal tariff rate to 15–20%. These announcements have been followed by announcements of retaliatory tariffs and other actions by other countries, as well as limited exemptions and temporary pauses for U.S.-imposed tariffs and ongoing negotiations for potential trade deals. Changes in tariffs and trade restrictions can be announced with little or no advance notice. These actions, some of which are subject to litigation, have caused substantial uncertainty and volatility in financial markets and may result in additional retaliatory measures on U.S. goods. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. In addition, our ability to manage normal commercial relationships with our contract manufacturers, distributors, retailers and creditors may suffer. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the nature and magnitude of the impact that these changes could have to our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 5, 2025

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	November 5, 2025