Form 10-K
period 2025-12-31
Zevia PBC
filed 2026-02-25
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates (treating directors, executive officers and beneficial owners of 10% or more of the Registrant’s common stock outstanding as of that date, for this purpose, as affiliates) was approximately $163.2 million (based on the closing sales price of the Registrant’s Class A common stock on the New York Stock Exchange on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2026 there were 67,486,641 shares and 7,614,823 shares of the Registrant’s Class A and Class B common stock outstanding, respectively, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Los Angeles, California

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives and activities, the impact of our Productivity Initiative, including expected restructuring charges, cost savings and other benefits, the impacts of tariffs, including import tax on steel and aluminum, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand and consumer preferences, ability to effectively compete, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions with similar meanings.

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

Our Business

We are a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” by B Lab, an independent non-profit organization. We are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are made with a handful of simple ingredients, contain no artificial sweeteners, and are Non-GMO Project verified, gluten-free, Kosher and vegan, and include a variety of flavors across Soda, Energy Drinks, and Tea drinks.

Our products are distributed and sold principally across the U.S. and Canada through a wide-ranging network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. Our products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada. We believe that consumers increasingly select beverage products based on a variety of factors including taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over 2.6 billion cans of Zevia sold to date.

Our Brand

The Zevia® brand promise is to offer zero-sugar, naturally delicious beverages that are better-for-you. We believe that the foundation for our long-term success lies in creating a brand that consumers love and is known for delivering a great product with an exciting pipeline of innovation. We market Zevia under one unified brand across multiple beverage categories, including Soda, Energy Drinks and Teas. We believe our brand has extensive consumer reach potential, as we deliver beverage offerings with a diversity of flavors and categories that we believe appeal across multiple usage occasions, need states, and times of day, for a wide range of people across age groups.

Our brand has grown significantly over the past decade, which has been largely tied to an engaged and growing consumer base, broadening distribution across retail channels.

Our consumers are our best advocates, and their loyalty is rooted in their alignment with our messaging and mission. We believe our consumer base favors better-for-you options that support a balanced lifestyle and that they tend to be more affluent and less price sensitive than some other consumer groups. We believe Zevia consumers are heavily beverage engaged and migrate from other traditional full-calorie, low-calorie and high sugar content soda and sparkling water brands to choose Zevia as an incremental beverage choice to aid in supporting their balanced lifestyle without sacrificing great taste. We believe Zevia consumers care about their health, their diets, and their planet and are willing to pay a premium for beverage attributes that support those considerations. Zevia drinkers have historically increased their brand spending over time and tend to spend more on average than traditional shoppers within the soft drink, energy and ready-to-drink tea categories. Yet Zevia is far more affordable than many or even most better-for-you beverage options, making it more accessible and appealing to more households across North America.

We believe Zevia has a meaningful opportunity to increase brand awareness to capture more share in this growth leading segment of beverage over time.

Our Products

Each of our product lines has been carefully crafted for consumer enjoyment, with the goal of not sacrificing flavor in the process of eliminating sugar, artificial coloring and artificial flavor. In addition, continued improvement is a Zevia core value, and as such we strategically reformulate our products and develop new flavors from time to time to further enhance taste and simplify ingredients.

Soda. Soda, our flagship product with no artificial coloring or flavors released in 2008, is the better-for-you alternative to conventional sodas and diet sodas. Our Soda is available in 20 flavors across multiple packs, variety packs, and in limited time-offer flavors to drive awareness. Our Soda sales constituted approximately 95% of our net sales in 2025 and remains our primary focus as we see significant opportunities for growth in this product line.

Energy. Energy drinks are zero sugar energy drinks that contain 120 mg of organic caffeine. We offer Energy in eight flavors. We released our Energy drinks in 2016 and this product line is focused mostly in natural and e-commerce channels today. We believe this product line reflects a significant future growth opportunity to expand across multiple channels in the future.

Tea. Our Tea is a zero calorie, naturally sweetened ready-to-drink tea, and was released in 2018. We offer Tea in eight flavors, including one caffeine-free option. In 2026, we will discontinue selling this product line.

We benefit from sustained shifts across the liquid refreshment beverage market. We believe consumers continue to be more health conscious and focused on reducing sugar in their diets, are increasingly averse to added sugars and are avoiding artificial coloring or flavors. Many consumers are making choices with sustainability in mind, including plastic waste reduction. As a great-tasting, clean label beverage seeking to drive a positive environmental and social impact, we believe we are well positioned to appeal to a broad range of consumer needs in our current markets and beyond.

Consumers can purchase our products both in brick and mortar stores and through e-commerce channels. We are an omnichannel brand found in more than 39,000 retailer locations across the traditional grocery, natural grocery, specialty outlets, warehouse club, drug and convenience channels, and on e-commerce platforms.

Sustainability and Social Impact

We believe our focus on sustainability makes us a more successful company. We strive to act responsibly and contribute to making the world a better place with every drink. We are focused on creating real impact through combatting the harmful effects of sugar, reducing plastic waste, democratizing healthier options and fostering an employee-centric culture.

As a public benefit corporation, we are guided by our mission of creating a world of better-for-you flavor, better for the people and the planet. Our products help consumers reduce their sugar intake and avoid artificial sweeteners by offering a refreshing and enjoyable zero sugar, naturally sweetened alternative to high-sugar and artificially sweetened competitors. We estimate that by choosing Zevia, our consumers have avoided over 103,000 metric tons of sugar in their diets since 2011.

Sustainable packaging remains a key priority and we continue to seek to reduce our environmental impact. We take pride in using only aluminum cans as beverage containers rather than plastic bottles, which can generate plastic waste. Since our founding in 2007, we have never sold a beverage in a plastic bottle. By only using aluminum cans instead of plastic bottles, we estimate that we have avoided over 34,000 metric tons of plastic and that by consuming our products rather than plastic bottled sodas, consumers have resulted in the avoidance of over one billion plastic bottles since 2011. In addition, we reduce our use of packaging materials where feasible.

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

Sales and Marketing and Consumer Outreach

Our historical marketing strategy relied heavily on driving trial and conversion at the point of purchase in retail outlets. In 2025, we shifted resources to complement our retail efforts and strategically made investments to amplify our brand and to clarify our points of differentiation on taste and ingredients to help drive trial and grow customer brand awareness.

Our brand strategy is to position Zevia as the best alternative to artificial soda, highlighting both our product benefits (zero sugar, zero artificial sweeteners, zero artificial colors) and our differentiated brand position, celebrating “real” in an increasingly “artificial” world. In line with our brand building efforts, our marketing ecosystem continues to scale with increased positive results in social media engagement, reaching consumers through influencers, and effective digital and experiential advertising, that we expect to help drive purchase intent as well as conversion at the point of purchase. Our ecosystem is expected to be leveraged for future brand content and product launches.

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

Sales

Our sales team is comprised of key accounts, distribution and insights professionals. The team is bolstered by a national network of broker and distributor sales teams that gives us access to accounts across multiple channels throughout the U.S. and Canada.

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

We have refined certain formulas of our products to help appeal to and meet our consumers’ evolving taste profile and have launched line and flavor extensions within existing categories to further fulfill consumer needs. Our robust pipeline of new product innovations is expected to allow us to continue to thoughtfully and strategically innovate within the beverage space and maximize share of stomach by offering flavors and beverages that can drive appeal.

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

Supply Chain

Our products are produced and distributed through a network of third-party contract manufacturers, suppliers of raw materials, and freight and warehouse providers that we have strategically curated. We have valuable, long-standing relationships across our supply chain, and we work closely with our external supply chain partners to try to maximize forward-looking capacity and take a thoughtful approach to how we can leverage our existing relationships with our innovation efforts.

Our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. This procurement strategy allows us to leverage the purchasing power of our contract manufacturers and further diversify our supply of raw materials, as well as enable us to have the flexibility to scale the business. We also utilize a global transportation management company to support optimizing freight procurement and associated freight management activities to improve our cost management, allowing us to better optimize our supply chain and help position us for future growth, which is expected to help drive increasing returns on investment as we seek to scale the business.

Ingredients and Ingredient Suppliers

The principal ingredients of our beverages, aside from carbonated water, are stevia sweetener, flavors, and citric acid. All Zevia products are solely sweetened with highly purified stevia extract. Zevia products do not contain erythritol. All Zevia beverages are zero sugar and naturally sweetened with ingredients that are Non-GMO Project verified. In 2025, we diversified our stevia sourcing strategy and as a result, we have the capability to procure from three qualified entities, which we believe gives us supply continuity, diversification and price leverage for our most important ingredient.  We currently maintain contractual arrangements with two of the three qualified suppliers. Our product development team provides ongoing sensory and cost evaluation of competing stevia extract products as well as other sweeteners as a means of planning alternate sources of supply that meet or exceed our sensory expectations.

Flavors are developed in collaboration with our product development team and our flavor ingredient suppliers. These suppliers supply the unique flavor ingredients directly to our contract manufacturers; therefore, we do not have long-term supply agreements with these flavor ingredient suppliers.

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

Manufacturing and Supply Planning

We have relationships with three contract manufacturers that operate manufacturing facilities across the U.S. and Canada. We expect to continue seeking out other potential partnerships that provide cost competitiveness, responsiveness, and geographic growth potential. We can produce most of our package types across our network, allowing us to mitigate supply risk in the event of a disruption at a specific facility and to disperse production geographically to reduce freight miles to our customers. Our contracts are typically in the form of multi-year master service agreements that define overall commercial and legal terms, while volume forecasts, production costs and other services are typically re-evaluated annually or as needed.

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

Distribution

We have strong, long-standing relationships with grocery, drug, warehouse club, mass, natural, and specialty retailers with whom we can grow distribution and sales through increased store penetration and shelf space. We sold in more than 39,000 retail locations in 2025 according to SPINS, Circana and Nielsen data. We believe that our brick-and-mortar retailers value Zevia’s continued sales growth and higher margin profile, giving us confidence that we can expand our presence over time in terms of store count and number of items carried. For example, in 2024 we expanded our presence at one retailer from 800 to more than 4,300 locations in the U.S. Beyond these channels, we believe there is significant opportunity to continue expanding distribution and total item availability in the mass, drug, warehouse club, convenience, and foodservice channels, putting Zevia at arm’s reach for consumers.

We believe we have created a meaningful flywheel for consumer acquisition in which shoppers are able to discover, learn about and purchase our beverages online and offline across multiple channels and platforms. Our online platforms serve as trial generating and transaction intensification opportunities, allowing for full Zevia portfolio offerings, including our best-selling variety packs, which are intended to stimulate significant consumer engagement.

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

Human Capital Resources

Zevia’s passion to democratize healthier lifestyles – by providing affordable, better-for-you, naturally sweetened beverages without sugar or calories and never in plastic containers – is reflected in the organization’s people and culture. We offer an inclusive and challenging work environment comprised of team members who are charged with delivering high performance. As an employee population, we aim to be representative of the communities we serve. Our core values (namely, courageous challenger, tenacious builder, and people-centric) are at the foundation of our strategies to drive our mission and business. We have an inclusive, strategic, and well-defined human capital planning process and a management approach that aligns to our business needs and mission, and is designed to help us attract, retain and maximize the best talent.

As of December 31, 2025, we had 88 full-time team members in the U.S, and 3 full-time team members in Canada. We also utilize independent contractors for freelance work and project-based work. None of our team members are represented by a labor union. We maintain a strong relationship with our team members and have never experienced a labor-related work stoppage.

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

Employee Health and Safety

As a values-driven organization, the health, safety, and well-being of our team members is one of our top priorities. We prioritize safety for all employees through a combination of education, training, and safety-related policies, while also maintaining compliance with applicable regulations, including Occupational Safety and Health Administration (OSHA) guidelines and mandates by local health authorities. Specifically, we implement custom Injury and Illness Prevention Programs for our headquarters including safety training for our innovation lab, medical emergencies, power failure, bomb threat, fire safety, earthquake, and evacuation prevention practices. We also launched a customized Workplace Violence Prevention plan designed to address the hazards associated with various types of workplace violence.

Company Composition: High Performance and Representation

We focus on high performance and define it in part by initiative, excellence, and hard work. We believe performance is best delivered by individuals who represent the diverse consumer base we serve. We define diversity considering geography, age, education level, veteran status, gender, race, disability and other characteristics.

Our commitment is focused on promoting equal employment opportunities and performance, and starts at the top with a highly skilled executive leadership team and Board of Directors. We promote representation across our organization as a matter of bolstering performance via a framework that is centered on providing equal opportunities and minimizing subjectivity via data-driven decisions to reduce the risk of bias and help promote a culture where everyone owns responsibility for inclusive behaviors and high performance across the organization.

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

Culture and Engagement

Our team drives the success of our brand, and every leadership or full team engagement features a conscious effort to engage and communicate with a focus on our values and on high performance. Our People team manages celebrations across varied interests through the year, themes for contests, mental health resources, open surveys, team communication platforms, and training on resource access.

To meet our human capital objectives, we utilize internal employee surveys to understand the effectiveness of our people programs and where we can improve across the organization. In 2025, we conducted two semi-annual engagement surveys and monitored employee feedback for continued improvements in culture with a focus on high-performance and people-centric initiatives.

Talent Acquisition

In 2025, 95% of new team members were sourced by internal recruitment. We have implemented recruitment practices designed to remove bias in the selection process and we reflect our values to candidates through job description language using gender-neutral pronouns, no video calls during the first interview, and standard assessments for applicable roles. We find candidates through a wide variety of sources to expand the talent pool of potential candidates, and we offer flexible education requirements by role, and structure interviews with consistent processes to promote equal employment opportunities and minimize bias. We conduct transparent, collaborative and panel interviews for group input on all hires.

Benefits and Compensation Strategies

We strive to attract and retain high caliber individuals who raise the talent bar by offering competitive compensation and benefit packages. Our compensation program is designed so that our talented team is paid fairly and equitably and well rewarded for performance. The foundation of our compensation policy is a base salary and a performance-based bonus with targets tied to the Company’s annual financial performance. We regularly review and survey our compensation and benefit programs against market to confirm we remain competitive in our hiring practices. We aim for equal pay for equal work and adapt accordingly to close any identified pay equity gaps.

Every full-time team member is eligible to receive equity-based compensation, which provides a sense of ownership and next-level engagement among employees at all levels. Zevia also offers a Fortune-500 style benefits package that incorporates a robust contribution for all tiers of coverage to include: medical, health savings account employer contribution, dental, vision, group and voluntary life & AD&D, critical illness, hospital indemnity, accident, short-term and long-term disability insurance, flexible spending accounts, pet insurance and access to legal services. We offer a 401(k) Safe Harbor Retirement savings plan with Company matching contributions and no vesting schedule. We have competitive paid time off and sick policies, paid bereavement, holidays, flexible schedules, remote and hybrid work, employee assistance programs, and a generous parental leave policy.

Training and Organizational Development

Our team members have access to various internal and external formal training and development courses to support individual growth and support performance. We offer an annual professional development allowance for continued advancement, with focus on a team member’s career path at Zevia. We seek to promote from our internal talent pool as part of our enterprise-wide succession plan. Our internal training includes, among other things, custom content by department and role, 100% participation in unconscious bias training, and management training and development.

Performance Management

We are focused on setting clear and specific expectations for performance that align with individual strengths and company objectives. We believe in a customized approach, where high performers are rewarded. Our managers also conduct 90-day reviews for new hires, mid-year reviews to formally track performance, and annual reviews for all employees. We facilitate goals management throughout the year via our Human Resources Information System platform and incorporate short-term and long-term career goals during each review. We also conduct regular one-on-one sessions to provide feedback, coaching and support. Our approach is designed to foster accountability, transparency, and recognition, which we believe drives both retention and high performance.

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

We are actively monitoring trade policy and tariff announcements including the executive orders issued by the U.S. federal administration in February 2025 regarding new tariffs on imports from Canada, Mexico and China. We are continuing to evaluate the impact of the announced tariffs as well as the implementation of import tax on all steel and aluminum entering the U.S. (25% from March to June 2025 and 50% starting in June 2025), on our business and financial condition and actions we may take to mitigate the impact. In addition, we are monitoring the potential impact, if any, of actions taken by these countries in response to the announced tariffs.

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

Summary of Risk Factors

This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business. The following is a summary of the principal factors that make an investment in the Company speculative or risky:

●	inability to compete in our intensely competitive industry;

●	failure to further develop, maintain, and promote our brand;

●	changes in the retail landscape or the loss of key retail customers;

●

change in consumer preferences, perception and spending habits, particularly due to impacts of inflation, in the commercial beverage industry and on zero sugar, naturally sweetened products, and failure to develop or enrich our product offerings or gain market acceptance of our products, including new offerings;

●	inaccurate or misleading marketing claims, whether or not substantiated;

●	failure to introduce new products or successfully improve existing products;

●

product safety and quality concerns, including those relating to our sweetening system, which could negatively affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings;

●	fluctuation in our net sales and earnings as a result of price concessions, promotional activities and chargebacks;

●	loss of any registered trademark or other intellectual property or actual or alleged claims of infringement of intellectual property rights;

●	our history of losses and potential inability to achieve or maintain profitability;

●	failure to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture;

●

the impact of adverse global macroeconomic conditions, including relatively high interest rates, recession fears and inflationary pressures, changes to foreign trade policies, and geopolitical events or conflicts;

●	climate change, adverse weather conditions, natural disasters and other natural conditions;

●	difficulties and challenges associated with expansion into new markets;

●

inability to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products due to reliance on a limited number of third-party suppliers;

●	trade tensions between the U.S. and China, and changes in U.S. foreign trade policies;

●

substantial disruption within our supply chain or distribution channels, including disruption at our contract manufacturers, warehouse and distribution facilities, failure by our transportation providers to facilitate on-time deliveries, or our own failure to accurately forecast;

●	extensive governmental regulation and enforcement if we are not in compliance with applicable requirements;

●	changes in laws and regulations relating to beverage containers and packaging as well as marketing and labeling;

●	dependence on distributions from Zevia LLC to pay any taxes and other expenses;

●

failure to maintain compliance with the continued listing standards on the New York Stock Exchange (“NYSE”), which could result in the delisting of our securities, limit stockholders’ and investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	impact from our status, duty and liability exposure as a public benefit corporation;

●	inadequacy, failure, interruption or security breaches of our information technology systems and failure to comply with data privacy and information security laws and regulations; and

●	the impact of any future pandemics, epidemics, or other disease outbreaks on our business, results of operations and financial condition.

Risks Relating to Our Business, Our Industry and Macroeconomic Conditions

If we are unable to compete in our intensely competitive industry, our business may not grow or succeed.

We operate in the highly competitive commercial beverage industry that continues to evolve in response to changing consumer preferences. Some of our competitors, such as The Coca-Cola Company, Keurig Dr. Pepper, PepsiCo, Inc., National Beverage Corp., Monster Energy, and Red Bull, are multinational corporations with significantly greater financial resources than us. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. For example, both PepsiCo and the Coca-Cola Company have begun focusing in on the better-for-you space, with the PepsiCo's acquisition of Poppi and Coca-Cola Company launching a prebiotic soda “Simply Pop”. We also compete with a range of other brands, including prebiotic soda brands like Poppi and Olipop, and a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. If we are unable to effectively compete in the commercial beverage industry, we may not be able to maintain or improve the market position of our brand.

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

We sell a substantial portion of our products to specific customers. In 2025, our largest customer represented 14% of our net sales and our second and third largest customers each represented 12% of our net sales, and our largest ten customers represented 75% of our net sales. No other customers represented more than 10% of our net sales in 2025. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability. We expect that most of our sales will be made through a small number of customers for the foreseeable future. For these customers, we do not have short-term or long-term commitments in our contracts that ensure future sales of our products. If we lose one or more of our significant customers and cannot replace the customer in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected. Similarly, if we do not maintain our relationship with existing customers or develop relationships with new customers, the growth of our business may be adversely affected and our business may be harmed. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, a reduction in the number of brands they carry, a reduction or shift of shelf space, the introduction of competing products or the perceived quality of our products. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform. Despite operating in different channels, our retailers sometimes develop their own beverages that compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. For example, we have had retailers develop brands that compete with our brand and as a result, saw a shift in our shelf space in store to private label and competitive products. In addition, our success depends in part on our ability to maintain good relationships with key retail customers.

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

Noncompliance with applicable food product quality and safety regulations can result in enforcement action by applicable regulatory agencies, including product recalls, market withdrawals, product seizures, warning letters, untitled letters, injunctions, or criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed the limits or be outside the scope of our existing or future insurance policy coverage. Any judgment against us that is more than our policy limits, not covered by our policies or not subject to insurance would have to be paid by us, which would affect our results of operations and financial condition. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls.

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

We have experienced net losses in each year since our inception. We incurred net losses of $11.1 million in 2025 and of $23.8 million in 2024. We anticipate that our operating expenses, excluding equity-based compensation, will increase over time as we continue to invest in growing our business, increasing our customer base, supplier network and contract manufacturers, and expanding our marketing channels. Our expansion efforts may prove more expensive than we anticipate, and there is no guarantee that these efforts will translate into sufficient sales to cover our expenses and result in profits. If our efforts to increase the average selling price of our products over time result in outsized volume decreases, our net sales may be adversely impacted and it will be challenging to achieve profitability or maintain pace with cost increases over time. We incur significant expenses in developing our innovative products and obtaining, storing, and marketing our products. In addition, some of our expenses are fixed. Accordingly, we may not be able to achieve profitability, and we may continue to incur significant losses in the future.

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

Adverse and uncertain economic conditions, including the impacts of inflation, changes in trade policies, and governmental tariffs, may impact distributor, retailer and consumer demand for our products. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on all steel and aluminum imports, which was raised to 50% in June 2025. On April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries and in July 2025, the U.S. government announced an intention to increase the baseline reciprocal tariff rate to 15–20%. These announcements have been followed by announcements of retaliatory tariffs and other actions by other countries, as well as limited exemptions and temporary pauses for U.S.-imposed tariffs and negotiated bilateral trade deals. Changes in tariffs and trade restrictions can be announced with little or no advance notice. These actions, some of which are subject to litigation, have caused substantial uncertainty and volatility in financial markets and may result in additional retaliatory measures on U.S. goods. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. In addition, our ability to manage normal commercial relationships with our contract manufacturers, distributors, retailers and creditors may suffer. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the nature and magnitude of the impact that these changes could have to our business, financial condition and results of operations.

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

Agricultural products, including the stevia rebaudiana plant, are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climate conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, adverse weather or natural disasters, including fires, earthquakes, winter storms, floods, droughts, or volcanic events, could impact manufacturing and business facilities, which could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. Consumer demand for our products may also be influenced by extreme weather conditions, which may lead to decreased sales. These factors may result in lower sales volume and increased costs of raw materials and manufacturing. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

A majority of the stevia extract used in our products is currently sourced from three suppliers, which we have selected because they meet our specific requirements for a particular blend of leaf compounds. General trade tensions between the U.S. and China, have been escalating, which could have a negative impact on our business. The tariff increases on imports from China proposed in 2025 have the potential to disrupt our supply chain and impose additional costs on our business if we cannot properly mitigate the impact of these policies. Additionally, there can be no assurance that the future imposition of any tariffs, changes thereto or potential actions taken by countries in response to the tariffs will not have a material adverse effect upon our results of operations. Any disruption in the stevia extract supply, price, quality, availability or timely delivery could adversely affect our business, performance, and results of operations. For more information regarding contract terms, see the section of this Annual Report captioned “Business—Our Supply Chain.”

Our business’ success depends on third party logistics. We currently work with contract manufacturers to store, ship, and otherwise support our distribution of products to our customers and retail partners. Our ability to meet customer and retail partner expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of these contract manufacturers’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties. Problems with our contract manufacturers’ business, finances, labor relations, ability to obtain raw materials, costs, production, insurance and reputation, as well as natural disasters, fires, or other catastrophic occurrences could adversely affect the success of our business. Additionally, the implementation in 2025 of a 25% import tax, which subsequently increased to 50%, on all steel and aluminum entering the U.S. adversely impacted our supply chain and raised operating costs for us in 2025 and is expected to continue to affect our results of operations.

We seek alternative sources of stevia extract and other natural ingredients to use in our products, but we may not be successful in diversifying the raw materials we use in our products. If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or that a new supplier would allocate sufficient capacity to our contract manufacturers in order to produce sufficient products to meet our requirements, fill our orders in a timely manner, meet our strict quality standards, and ensure that we can supply enough products to meet consumer demand. Additionally, alternative sourcing could increase our contract manufacturers’ product costs to Zevia, which could decrease our profit margins. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Increase in the cost, disruption of supply or shortage of stevia sweetener or other ingredients or raw materials, packaging materials, aluminum cans or other containers could harm our business.

We use various ingredients in our beverage products, including stevia sweetener and flavor ingredients relating to consumable products, aluminum cans and other packaging materials. The prices for ingredients, other raw materials, packaging materials and aluminum cans fluctuate depending on market conditions. We have previously experienced challenges in sourcing aluminum for our cans, and could in the future experience similar disruptions in supply of our finished beverage products. The implementation in 2025 of a 25% import tax, which subsequently increased to 50%, on all steel and aluminum entering the U.S. adversely impacted our supply chain and raised operating costs for us in 2025 and is expected to continue to affect our results of operations.

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

We currently rely upon a third-party global transportation management company to procure providers to ship our products. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our distribution costs and/or cause sales opportunities to be delayed or lost, including losing shelf space in stores. Our utilization of broker services for the shipment of our products is subject to risks that are beyond our control, including availability of trucking capacity and increases in fuel prices, which would increase our shipping costs, and employee strikes or work stoppages and inclement weather, which may impact the ability of our transportation broker to procure delivery services that adequately meet our shipping needs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and may cause us to lose customers.

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

Additionally, we rely on independent third-party certification, including certifications of certain products or ingredients as “organic” and “Non-GMO” to differentiate the quality of our products from those of our competitors. We must comply with the requirements of the independent third-party organizations or certification authorities in order to maintain these labels. The loss of any certifications could impact consumer’s perception of our brand and products, including the health and wellness attributes, safety, and quality of our products, and could harm our brand reputation and adversely affect our business and results of operations. Failure by us, our contract manufacturers, or our suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, injunctions, product recalls or seizures, withdrawals, warning letters, untitled letters, restrictions on the production or marketing of our products, or refusals to permit the import or export of products, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions would result in a material effect on our operating results and business and financial condition, including increased operating costs. For more information regarding government regulations, see the section of this Annual Report captioned “Business—Government Regulation.”

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

The regulatory environment in which we operate could change significantly and adversely in the future. For example, the current U.S. federal administration has effected and is expected to continue to seek to effect, propose, or threaten changes in the leadership of various U.S. federal regulatory agencies and changes or proposed or threatened changes to U.S. federal government policy, which has led to, in some cases, legal challenges as well as uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations. U.S. federal government policy changes have included efforts to modify or restrict federal funding, restructure federal agency operations or workforce and instructing federal agencies to adjust, delay, or suspend the implementation or enforcement of certain laws or regulations or to cease operating. We are unable to predict the extent to which the current U.S. federal administration may continue to impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. Any change in manufacturing, labeling, warning, quality, health, or packaging requirements for our products may lead to an increase in costs and interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations and changes in enforcement priorities of regulators could inhibit sales of our products or result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, enforcement actions, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions. A change in laws and regulations could also increase our manufacturing costs, if for example our products become subject to new sales taxes. Any of these things may adversely affect our business, results of operations and financial condition.

Regulatory enforcement actions and litigation concerning marketing and labeling of our products could adversely affect our business and reputation.

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product, seek removal of a product from the marketplace, and/or impose fines and penalties. Products that we sell carry claims as to their ingredients or health and wellness related attributes, including the term “natural” or other express or implied statements relating to the ingredients or health and wellness related attributes of our products. Although the FDA and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, official U.S. government regulation defining the term “natural” for use in the food industry, which is true for many other label statements in the better-for-you and functionally-focused food industry. The lack of regulatory definition for “natural” and other label statements has contributed to legal challenges against many consumer products companies, and plaintiffs have commenced legal actions against several food companies that market “natural” products and/or product ingredients, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. For additional information regarding litigation involving such claims against us, see Note 9 - Commitments and Contingencies in the accompanying Notes to our Consolidated Financial Statements included in this Annual Report. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” that contain synthetic ingredients, chemicals, processing and/or components. As a result of such legal or regulatory challenges, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded.

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

We are subject to regulations internationally where we distribute and/or will sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. Currently, our only market outside the United States is Canada. If regulators determine that the labeling and/or composition of any of our products is not in compliance with laws or regulations in Canada or any other jurisdictions we may enter in the future, or if we or our contract manufacturers otherwise fail to comply with applicable laws and regulations in Canada or any other jurisdictions we may enter in the future, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, untitled letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

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

The Company is a holding company and, its only business is to act as the managing member of Zevia LLC, and its only material assets are Class A units representing approximately 89.8% of the membership interests of Zevia LLC. The Company does not have any independent means of generating revenue. We anticipate that Zevia LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Zevia LLC. Accordingly, the Company will be required to pay income taxes on its allocable share of any net taxable income of Zevia LLC. We intend to cause Zevia LLC to make distributions to each of its members, including the Company, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow the Company to make payments under the Tax Receivable Agreement (“TRA”). If the amount of tax distributions to be made exceeds the amount of funds available for distribution, the Company shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that the Company needs funds, and Zevia LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect the Company’s ability to pay taxes and other expenses, including payments under the TRA, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to any dividends, if declared.

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

The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate a TRA (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case the Company will be required to make the termination payment specified in that TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets and the net operating losses (and similar items), we expect that future payments to the continuing members of Zevia LLC (not including the Company) in respect of the IPO will be approximately $58.9  million in the aggregate, although the actual future payments to the continuing members of Zevia LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Zevia LLC in order to make any required payments under the TRA. To the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise, such payments may be deferred for up to six months and would accrue interest until paid.

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

In 2024, we received formal notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period.

While we have regained compliance with this continued listing standard, there can be no assurance that in the future, we will be able to maintain compliance with the NYSE’s continued listing requirements. In the event that we cannot maintain compliance with the NYSE continued listing standards, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our Class A common stock;

●	an adverse effect on the market price of our Class A common stock;

●	loss of confidence from stakeholders, employees and potential business partners;

●	reduced liquidity with respect to our Class A common stock;

●

a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, and which may limit demand for our Class A common stock among certain investors;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The market price of our common stock has been volatile. The market price of our Class A common stock has been and may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

●	announcements of new products, commercial relationships, acquisitions or other events by us or our competitors;

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of food and beverage companies in general and of companies in the commercial beverage industry in particular;

●	addition or loss of significant customers or other developments with respect to significant customers;

●	fluctuations in the trading volume of our shares or the size of our public float;

●	actual or anticipated changes or fluctuations in our operating results;

●	whether our operating results meet the expectations of securities analysts or investors;

●	actual or anticipated changes in the expectations of investors or securities analysts;

●	litigation involving us, our industry, or both;

●	regulatory developments in the U.S., foreign countries, or both applicable to our products;

●	general economic conditions and trends;

●	major catastrophic events;

●	sales of large blocks of our Class A common stock;

●	departures of key employees; or

●	an adverse impact on the company from any of the other risks cited in this report.

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

We have elected to be classified as a public benefit corporation under the Delaware General Corporation Law (“DGCL”). As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all, and our status as a public benefit corporation may negatively impact stockholders. For example:

●	we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including our employees, customers and local communities, even though the changes may be costly;

●

we may take actions, such as building state-of-the-art facilities with technology and quality control mechanisms that exceed the requirements of USDA and the FDA, even though these actions may be more costly than other alternatives;

●

we may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve and bringing ethically produced products to customers even though there is no immediate return to our stockholders; or

●

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

●

our board of directors is classified into three classes of directors with staggered three-year terms. Commencing with the annual meeting of stockholders to be held in 2027, directors of each class the term of which shall then expire shall be elected to hold office for a one-year term;

●

directors are only able to be removed from office with the affirmative vote of at least 66 2/3% of the voting power of all shares of our common stock then outstanding and, until the annual meeting of stockholders to be held in 2027, only for cause;

●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

●	prohibit stockholder action by written consent, which requires stockholder actions to be taken at a meeting of our stockholders;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;

●	provide the board of directors with sole authorization to establish the number of directors and fill director vacancies;

●

certain provisions of our amended and restated certificate of incorporation may only be amended with the approval of at least 66 2/3% of the voting power of all shares of our common stock then outstanding;

●

the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws and that our stockholders may amend our bylaws only with the approval of at least 66 2/3% of the voting power of all shares of our common stock then outstanding; and

●

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

We are an EGC and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and on the frequency of such votes as well as stockholder approval of any golden parachute payments not previously approved. In addition, the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We will remain an EGC until the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO, which is December 31, 2026, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.

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

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, restrict our ability to access the capital markets, require us to expend significant resources to address control deficiencies, subject us to fines, penalties, or judgments, or harm our reputation and cause a decline in the market price of our Class A common stock.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking, email, and other online activities to connect with our employees, suppliers, contract manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we are expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. Such risks may involve ransomware or other malicious software programs that exploit information security vulnerabilities. The sophistication of cyberattacks continues to increase and there is no guarantee that the steps we have taken will be sufficient to prevent significant disruption and loss. Threat actors’ use of artificial intelligence could further enhance the frequency and effectiveness of such attacks. Additionally, we have been subject to security breaches and cyber incidents in the past and our preventative measures and incident response efforts may not be entirely effective at preventing future breaches. While we maintain cybersecurity insurance policies, our cybersecurity insurance carrier may challenge the coverage and leave us with payment out of pocket for all costs associated with any such breach. In addition, the increase in certain of our employees working remotely has resulted in increased utilization of network and information technology infrastructure outside our control leading to increased vulnerability to cyberattacks and other cyber incidents. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. We could also be required to spend significant financial and other resources to remedy the damage caused by one of these events or to repair or replace networks and information systems.

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

Any future pandemics, epidemics disease outbreaks or actual or threatened public health emergencies may have an adverse impact on the global society, economies, financial markets and consumer and business spending. In addition to the impact on our distributors, contract manufacturers and their suppliers, any future pandemics, epidemics, disease outbreaks or public health emergencies and related public health measures could impact consumer preferences and demand for our products, government regulations and restrictions, transportation and route to market, and availability of raw materials and thus may have a material impact on our business, results of operations and financial condition.

Risks Relating to Our Indebtedness and Liquidity

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

Covenants in our credit facility could adversely impact our operations

Our asset-based credit facility contains a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the credit facility is less than the greater of $3.0 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. The agreement governing our credit facility also contains, among other things, customary representations, warranties and default provisions and customary restrictions on making investments, incurring indebtedness, prepaying junior debt, granting liens and making stockholder distributions. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest owed under our credit facility.

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

To prevent, detect, mitigate, and remediate information security threats, including a cybersecurity incident and/or threat, we maintain a cyber risk management process managed by our Senior Vice President, Operations (“SVP, Operations”) who reports to our CEO and has eight years of experience overseeing information technology processes and procedures, including cybersecurity matters. The SVP, Operations works with the Company’s Legal team on cybersecurity strategy, policy, training, standards, architecture, and processes. We have invested, and expect to continue to invest, in resources for the protection and safeguarding of our information technology systems, including, but not limited to, networks, applications, and outsourced technology services in connection with the operation of our business. We have implemented cybersecurity systems and controls based on industry best practices and the U.S. National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications or requirements, only that we use such standards as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. These resources are designed to detect and respond to cyber incidents that may result in unauthorized access to, ransomware, damages, or destruction of, our information systems.

Risk Management and Strategy

Cybersecurity risk is a direct responsibility of management and the Company’s information technology (“IT”) team, including our Director, IT who has over 16 years of experience building, implementing, and managing information systems, developing cybersecurity programs, and deploying risk mitigation strategies for such systems. Working cross-functionally with our Legal team, our SVP, Operations oversees the IT team that regularly monitors and assesses cybersecurity risks, implements measures designed to mitigate such risks and their associated effects on the Company and personal data collected, stored, and processed in our systems, and manages our information security training and cybersecurity awareness program. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.

Our approach to cybersecurity risk management includes the following:

●

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

●

Insider Threats – We maintain organizational controls such as limited access, and access removal for terminated employees, designed to minimize insider threats, and address potential risks from within our Company. Our measures and controls are informed by industry practices, and designed to be consistent with applicable law, including privacy and other considerations.

●	Third Party Risk Assessments – We conduct privacy and information security risk assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties.

●

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

●

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

Item 3. Legal Proceedings

We are involved from time to time in various claims, proceedings, and litigation. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. See Note 9 - Commitments and Contingencies in the accompanying Notes to our Consolidated Financial Statements included in this Annual Report for information about certain ongoing legal proceedings.

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

Holders of Record

As of February 20, 2026, there were 9 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 20, 2026, there were 20 holders of record of our Class B common stock.

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

Overview

We are a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation” by B Lab, an independent non-profit organization. We are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are made with a handful of simple ingredients, contain no artificial sweeteners, and are Non-GMO Project verified, gluten-free, Kosher and vegan, and include a variety of flavors across Soda, Energy Drinks, and Tea drinks.

Our products are distributed and sold principally across the U.S. and Canada through a wide-ranging network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. Our products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada. We believe that consumers increasingly select beverage products based on a variety of factors including taste, ingredients and fit with today’s consumer preferences, which has benefited the Zevia® brand and resulted in over 2.6 billion cans of Zevia sold to date.

Key Events During 2025

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

The Productivity Initiative, which included a reduction in workforce, has resulted in the following:

●	Costs associated with the Productivity Initiative, including restructuring costs, were $2.2 million and $2.1 million during the years ended December 31, 2025 and 2024, respectively, primarily consisting of employee related severance costs.

●	The Productivity Initiative is expected to result in estimated annualized benefits of approximately $20.0 million, and we began seeing these benefits in the second half of 2024 and expect the savings to continue to be realized through 2026. These benefits include reduction in costs of goods sold and reduction in operating expenses. We have reinvested the majority of these costs savings thus far into brand marketing and promotional activity to drive future growth. Looking forward, we intend to balance reinvesting savings to help drive revenue growth with our plans for achieving profitability.

Restructuring charges related to the Productivity Initiative were complete as of December 31, 2025.

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

The following summarizes the components of our results of operations for the years ended December 31, 2025 and 2024, respectively.

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

The following factors and trends in our business are expected to be key drivers of our net sales for the foreseeable future:

●	leveraging our platform and mission to grow brand awareness, increase velocity and expand our consumer base;

●	continuing to grow our strong relationships across our retailer network and retain and expand distribution amongst new and existing channels, both in-store and online; and

●	continuous innovation efforts and enhancement of existing products.

We expect our future growth to be driven by a combination of new distribution, increased organic sales from existing outlets, package and product innovation, and continued pricing strength; however, sales levels in any given period may continue to be impacted by seasonality, increased level of competition, customers’ efforts to manage inventory, and discontinuation of products/packages such as the decision to discontinue Tea in 2026.

We increased our spend on promotional activity at key accounts, returning back to historical promotion levels, in order to drive velocity, which we expect to continue in 2026.

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

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Due to the implementation of tariffs, we saw an increase in our cost of goods sold during the year ended December 31, 2025, and expect a continued increase in our cost of goods going forward.

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

Marketing expenses are expected to increase as we invest in brand awareness, which are expected to be partially funded by the Productivity Initiative. We significantly increased our investment in marketing in 2025, in order to help build our brand, with a focus on driving awareness and customer conversations, and we expect this increased investment to continue in 2026.

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

Equity-Based Compensation Expenses

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and, if any, for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU awards is measured based on the closing fair market value of the Zevia PBC Class A common stock, on the date of grant. Our equity-based compensation expense is expected to remain relatively consistent in absolute dollars but decline as a percentage of net sales over time.

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

Restructuring Expenses

Restructuring expenses include employee severance and benefit costs to terminate a specified number of employees as well as costs for restructuring consulting services, impairment loss of certain assets, contract termination costs and other related charges designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives. Restructuring charges related to the Productivity Initiative were complete as of December 31, 2025.

Other (expense) income, net

Other (expense) income, net consists primarily of interest income (expense), and foreign currency (loss) gains.

Results of Operations

The following table sets forth selected items in our accompanying consolidated statements of operations and comprehensive loss for the periods presented:

	Year Ended December 31,
	2025	2024
(in thousands, except per share amounts)
Net sales	$161,259	$155,049
Cost of goods sold	83,839	83,120
Gross profit	77,420	71,929
Operating expenses:
Selling and marketing	52,386	57,132
General and administrative	30,024	30,024
Equity-based compensation	3,763	4,961
Depreciation and amortization	868	1,329
Restructuring	2,169	2,137
Total operating expenses	89,210	95,583
Loss from operations	(11,790)	(23,654)
Other income (expense), net	678	(63)
Loss before income taxes	(11,112)	(23,717)
Provision for income taxes	54	66
Net loss and comprehensive loss	(11,166)	(23,783)
Loss attributable to noncontrolling interest	1,246	3,778
Net loss attributable to Zevia PBC	$(9,920)	$(20,005)

Net loss per share attributable to common stockholders
Basic	$(0.15)	$(0.34)
Diluted	$(0.15)	$(0.34)

The following table presents selected items in our accompanying consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Year Ended December 31,
	2025	2024
Net sales	100%	100%
Cost of goods sold	52%	54%
Gross profit	48%	46%
Operating expenses:
Selling and marketing	32%	37%
General and administrative	19%	19%
Equity-based compensation	2%	3%
Depreciation and amortization	1%	1%
Restructuring	1%	1%
Total operating expenses	55%	62%
Loss from operations	(7)%	(15)%
Other income (expense), net	0%	(0)%
Loss before income taxes	(7)%	(15)%
Provision for income taxes	0%	0%
Net loss and comprehensive loss	(7)%	(15)%
Loss attributable to noncontrolling interest	1%	2%
Net loss attributable to Zevia PBC	(6)%	(13)%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Sales

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Net sales	$161,259	$155,049	$6,210	4.0%

Net sales were $161.3 million for the year ended December 31, 2025 as compared to $155.0 million for the year ended December 31, 2024. Equivalized cases sold were 12.7 million for the year ended December 31, 2025 as compared to 12.1 million for the year ended December 31, 2024. The increase in net sales was primarily due to an increase in the number of equivalized cases sold, which resulted in $8.1 million higher net sales, which was largely the result of expanded distribution at one customer in the mass channel which was partially offset by reduced distribution in the club channel, and pricing increases of $0.9 million, partially offset by higher allowance for incentives and discounts of $2.8 million resulting from greater promotional levels at retailers. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Cost of goods sold	$83,839	$83,120	$719	0.9%

Cost of goods sold was $83.8 million for the year ended December 31, 2025 as compared to $83.1 million for the year ended December 31, 2024. The increase of $0.7 million, or 0.9%, was largely due to increased volumes which resulted in $4.2 million higher cost of goods sold, partially offset by favorable unit costs and channel mix, net of tariffs of $3.0 million driven by the Productivity Initiative, and lower write-downs related to excess and obsolete inventory of $0.5 million.

Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Gross profit	$77,420	$71,929	$5,491	7.6%
Gross margin	48.0%	46.4%		1.6%

Gross profit was $77.4 million for the year ended December 31, 2025 as compared to $71.9 million for the year ended December 31, 2024. The increase in gross profit of $5.5 million, or 7.6%, was primarily due to higher volumes, selling price increases, favorable unit costs, and lower inventory write-downs, partially offset by increased spend on promotional activity, tariffs and channel mix.

Gross margin for the year ended December 31, 2025 improved to 48.0% from 46.4% in the prior-year period. The increase was primarily due to favorable unit costs, net of tariffs, selling price increases and lower inventory write-downs, partially offset by increased spend on promotional activity, tariff and channel mix.

Selling and Marketing Expenses

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Selling and marketing expenses	$52,386	$57,132	$(4,746)	(8.3)%

Selling and marketing expenses were $52.4 million for the year ended December 31, 2025 as compared to $57.1 million for the year ended December 31, 2024. Marketing expenses were $19.5 million for the year ended December 31, 2025 as compared to $17.1 million for the year ended December 31, 2024, an increase of $2.4 million, or 14.2%. Selling expenses were $32.9 million for the year ended December 31, 2025 as compared to $ 40.0 million for the year ended December 31, 2024, a decrease of $7.2 million, or 17.9%.

The increase in marketing expenses of $2.4 million was driven by investments made to drive brand awareness, which was partially funded by the savings in direct selling expenses as a result of the Productivity Initiative.

The decrease in selling expenses of $7.2 million was primarily due to decreases in warehousing costs of $2.6 million, repackaging costs of $1.9 million, freight transfer costs of $1.8 million, and freight out costs of $0.5 million, all largely driven by the Productivity Initiative and lower inventory levels.

General and Administrative Expenses

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	Percentage
General and administrative expenses	$30,024	$30,024	$—	0.0%

General and administrative expenses were $30.0 million for both the years ended December 31, 2025 and 2024. The results were driven by higher accrued variable compensation expense, offset by a decrease in costs as a result of our Productivity Initiative.

Equity-Based Compensation Expense

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Equity-based compensation expenses	$3,763	$4,961	$(1,198)	(24.1)%

Equity-based compensation expense was $3.8 million for the year ended December 31, 2025 as compared to $5.0 million for the year ended December 31, 2024, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The decrease of $1.2 million was primarily due to a $1.7 million decrease related to the accelerated method of expense recognition on certain equity awards issued in connection with the Company’s IPO in 2021, partially offset by equity-based compensation expense related to newly issued equity awards.

Restructuring Expenses

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Restructuring expenses	$2,169	$2,137	$32	1.5%

Restructuring expenses were $2.2 million for the year ended December 31, 2025 as compared to $2.1 million for the year ended December 31, 2024, which primarily includes employee related severance costs, restructuring consulting services, impairment loss of certain assets as a result of sublease agreement and costs to exit two of our third-party warehouse and distribution facilities. Restructuring charges would be included within general and administrative expenses if not presented as a separate line item in the consolidated statements of operations and comprehensive loss.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of December 31, 2025, we had $25.4 million in cash and cash equivalents. We believe that our cash and cash equivalents as of December 31, 2025, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

On August 12, 2025, we and our wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which we may sell from time to time through the Agent, shares of Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with our prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, we will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement.  During the year ended December 31, 2025, we elected not to issue shares under this Agreement.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $69.3 million through 2040. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $58.9 million, through 2040.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. As of December 31, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Term Secured Overnight Financing rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of December 31, 2025, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(in thousands)	2025	2024
Cash used in:
Operating activities	$(4,703)	$(1,019)
Investing activities	$(307)	$(283)
Financing activities	$(289)	$—

Net Cash Used in Operating Activities

Our cash flows used in operating activities are primarily influenced by working capital requirements.

Net cash used in operating activities of $4.7 million for the year ended December 31, 2025 was primarily driven by a net loss of $11.2 million, partially offset by non-cash expenses of $5.3 million primarily related to equity-based compensation and depreciation and amortization expense and a net increase in cash related to changes in operating assets and liabilities of $1.2 million. Changes in cash flows related to operating assets and liabilities were primarily due to an increase in accounts payable, accrued expenses and other current liabilities of $3.4 million due to timing of payments, increased inventory production at the end of 2025 and increased accrued variable compensation and a decrease in prepaid expenses and other assets of $0.5 million related to the sale of raw materials, partially offset by an increase in inventories of $1.8 million due to increased production of inventory, decreased operating lease liabilities of $0.6 million due to payments made, and an increase in accounts receivable of $0.3 million driven by higher sales.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.3 million for the year ended December 31, 2025 was primarily due to purchases of quality control equipment and software for use in ongoing operations.

Net cash used in investing activities of $0.3 million for the year ended December 31, 2024 was primarily due to purchase of property, equipment, and software of $0.3 million for leasehold improvements, computer equipment, furniture and equipment, software applications, and marketing equipment for use in ongoing operations.

Net Cash Used in Financing Activities

Net cash used in financing activities of $0.3 million for the year ended December 31, 2025 was primarily due to financing costs paid partially offset by proceeds from the exercise of stock options.

Net cash used in financing activities of less than $0.1 million for the year ended December 31, 2024 was due to proceeds from the Secured Revolving Line of Credit of $8 million which was repaid in the same period.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our operating performance.

We calculate Adjusted EBITDA as net loss adjusted to exclude: (1) other income (expense), net, which includes interest (income) expense and foreign currency (gains) losses, (2) (benefit) provision for income taxes, (3) depreciation and amortization, (4) equity-based compensation, (5) restructuring expenses, and (6) certain litigation expenses. Also, Adjusted EBITDA may in the future be adjusted for amounts impacting net income related to the TRA liability and other infrequent and unusual transactions.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of equity-based compensation expense, including the potential dilutive impact thereof, (4) it does not reflect other non-operating expenses, including interest (income) expense, foreign currency (gains)/losses, and restructuring expenses, and (5) it does not reflect certain litigation expenses that we have determined (a) to arise outside of the ordinary course of business, (b) are not reflective of our ongoing operating activities, and (c) are infrequent or unusual based on considerations which we assess regularly, such as frequency of similar cases that have been brought to date, or that are expected to be brought within two years, the complexity of the case, the nature of the remedies sought, the counterparty involved and overall litigation strategy. In addition, our use of Adjusted EBITDA may not be comparable to similarly-titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income (loss) and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net loss and comprehensive loss	$(11,166)	$(23,783)
Other (income) expense, net*	(678)	63
Provision for income taxes	54	66
Depreciation and amortization	868	1,329
Equity-based compensation	3,763	4,961
Restructuring	2,169	2,137
Litigation expenses	285	—
Adjusted EBITDA	$(4,705)	$(15,227)

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

The following table summarizes our significant contractual obligations as of December 31, 2025:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Rent obligations (1)	$757	$757	$—	$—	$—

(1) Real estate lease payments

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For a further discussion on our debt and operating lease commitments as of December 31, 2025, see the sections above as well as Note 7 - Debt, and Note 8 - Leases, in the accompanying Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of December 31, 2025. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

A 10% change in the accrual for customer incentives and allowances would have affected our income from operations by $0.5 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

Inventories

Inventories consist of raw materials and finished goods. Raw materials include costs for the Company’s ingredients and packaging inventories. The costs of finished goods inventories include production fees from third-party manufacturers. Inventories are stated at the lower of average cost or net realizable value. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. Indicators that could result in inventory write downs include age of inventory, damaged inventory, slow moving products, and products at the end of their life cycles. These factors are impacted by market and economic conditions and changes in strategic direction. The calculation of our inventory valuation, specifically the write-down for excess or obsolete inventories, requires management to make assumptions and to apply judgment regarding forecasted customer demand that may turn out to be inaccurate. Inventory net realizable value adjustments, once established, are not reversed until the related inventory has been sold or scrapped. While management believes that inventory is appropriately stated at the lower of average cost or net realizable value, judgment is involved in determining the net realizable value of inventory. The lower of average cost or net realizable value adjustments were not material at December 31, 2025 or December 31, 2024.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC’s economic interest in Zevia LLC, which was 89.8% and 84.2% as of December 31, 2025 and 2024, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

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

We record a valuation allowance to reduce DTAs to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of DTLs, historical levels of income, projections of future income, expectations and risk associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. To the extent that we believe it is more likely than not that some portion of our DTAs will not be realized, we would increase the valuation allowance against DTAs. The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate sufficient future taxable income against which the benefits of our DTAs may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenue, gross profits, operating income and taxable income in future periods. Although we believe that our judgment used is reasonable, actual results can differ due to a change in market conditions, changes in tax laws and other factors. As of December 31, 2025, we have a full valuation allowance against DTAs totaling $83.7 million.

In accordance with ASC 740, Income Taxes we perform a comprehensive review of uncertain tax positions regularly. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We determine the tax liability for uncertain tax positions based on a two-step process. The first step is to determine whether it is more likely than not based on technical merits that each income tax position would be sustained upon examination. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The assessment of each tax position requires significant judgment and estimates. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits, issuance of new regulations or new case law, negotiations with tax authorities, and expiration of statutes of limitations. We did not record any unrecognized tax benefit as of December 31, 2025. We recognize both accrued interest and penalties, when appropriate, in income taxes in the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2025, the Company believes based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of December 31, 2025; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $58.9 million and $56.5 million at December 31, 2025 and 2024, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the year ended December 31, 2025. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its consolidated statements of operations and comprehensive loss.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of raw material and finished good prices, foreign exchange, inflation and commodities as follows:

Raw Material Risk and Finished Goods Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. Our stevia extract is procured by our contract manufacturers and was previously sourced from a single large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into effective October 15, 2023, which includes fixed pricing for the duration of the term. In 2025, we diversified our stevia sourcing strategy and as a result, we have the capability to procure from three qualified entities, which we believe gives us supply continuity, diversification and price leverage for our most important ingredient. We currently maintain contractual arrangements with two of the three qualified suppliers. However, there can be no assurance that we will be able to continue to secure additional or alternative sources of supply. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as changes in trade policies, market conditions, climate change, supply chain challenges, and adverse weather conditions.

Our aluminum cans are procured by our contract manufacturers through various can manufacturers. The price for aluminum cans also fluctuates depending on market conditions and U.S. foreign trade policies. The implementation of an import tax on all steel and aluminum entering the U.S. (25% from March to June 2025 and 50% starting in June 2025), has increased our operating costs. We expect to continue to see an increase in our cost of goods sold going forward.

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

Due to a change in supply chain processes during 2024, our contract manufacturers are now responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the year ended December 31, 2025, we had three vendors accounting for approximately 100% of our total raw material and finished goods purchases. Refer to Note 14, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign currency transaction gain (losses) for the years ended December 31, 2025 and 2024 amounted to less than $0.1 million gain and $0.7 million losses, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Zevia PBC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zevia PBC and its subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 25, 2026

We have served as the Company’s auditor since 2020.

ZEVIA PBC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$25,354	$30,653
Accounts receivable, net	11,106	10,795
Inventories	20,393	18,618
Prepaid expenses and other current assets	1,367	1,843
Total current assets	58,220	61,909
Property and equipment, net	867	1,261
Right-of-use assets under operating leases, net	549	1,099
Intangible assets, net	3,135	3,179
Other non-current assets	849	503
Total assets	$63,620	$67,951
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,565	$15,295
Accrued expenses and other current liabilities	9,786	8,340
Current portion of operating lease liabilities	668	587
Total current liabilities	28,019	24,222
Operating lease liabilities, net of current portion	—	726
Other non-current liabilities	—	58
Total liabilities	28,019	25,006
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and December 31, 2024.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 67,486,641 and 61,646,478 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	67	61
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 7,614,823 and 11,551,235 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	8	12
Additional paid-in capital	182,226	186,148
Accumulated deficit	(131,262)	(121,342)
Total Zevia PBC stockholders’ equity	51,039	64,879
Noncontrolling interests	(15,438)	(21,934)
Total equity	35,601	42,945
Total liabilities and equity	$63,620	$67,951

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Net sales	$161,259	$155,049
Cost of goods sold	83,839	83,120
Gross profit	77,420	71,929
Operating expenses:
Selling and marketing	52,386	57,132
General and administrative	30,024	30,024
Equity-based compensation	3,763	4,961
Depreciation and amortization	868	1,329
Restructuring	2,169	2,137
Total operating expenses	89,210	95,583
Loss from operations	(11,790)	(23,654)
Other income (expense), net	678	(63)
Loss before income taxes	(11,112)	(23,717)
Provision for income taxes	54	66
Net loss and comprehensive loss	(11,166)	(23,783)
Loss attributable to noncontrolling interest	1,246	3,778
Net loss attributable to Zevia PBC	$(9,920)	$(20,005)

Net loss per share attributable to common stockholders
Basic	$(0.15)	$(0.34)
Diluted	$(0.15)	$(0.34)

Weighted average common shares outstanding
Basic	66,016,155	58,683,445
Diluted	66,016,155	58,683,445

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock		Class B Common Stock		Additional
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total Equity
Balance at January 1, 2024	54,220,017	$54	17,283,177	$17	$191,144	$(101,337)	$(28,111)	$61,767
Vesting and release of common stock under equity incentive plans, net	1,554,847	2	—	—	(2)	—	—	—
Exchange of Class B common stock for Class A common stock	5,731,942	5	(5,731,942)	(5)	(9,955)	—	9,955	—
Exercise of stock options	139,672	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,961	—	—	4,961
Net loss	—	—	—	—	—	(20,005)	(3,778)	(23,783)
Balance at December 31, 2024	61,646,478	$61	11,551,235	$12	$186,148	$(121,342)	$(21,934)	$42,945
Vesting and release of common stock under equity incentive plans, net	1,819,563	2	—	—	(2)	—	—	—
Exchange of Class B common stock for Class A common stock	3,936,412	4	(3,936,412)	(4)	(7,742)	—	7,742	—
Exercise of stock options	84,188	—	—	—	59	—	—	59
Equity-based compensation	—	—	—	—	3,763	—	—	3,763
Net loss	—	—	—	—	—	(9,920)	(1,246)	(11,166)
Balance at December 31, 2025	67,486,641	$67	7,614,823	$8	$182,226	$(131,262)	$(15,438)	$35,601

The accompanying notes are an integral part of these consolidated financial statements.

ZEVIA PBC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024
Operating activities:
Net loss	$(11,166)	$(23,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	550	587
Sublease impairment loss	—	351
Depreciation and amortization	868	1,329
Loss on disposal of property, equipment and software, net	7	57
Amortization of debt issuance cost	76	76
Equity-based compensation	3,763	4,961
Changes in operating assets and liabilities:
Accounts receivable, net	(311)	324
Inventories	(1,775)	15,932
Prepaid expenses and other assets	534	3,220
Accounts payable	2,008	(5,863)
Accrued expenses and other current liabilities	1,388	2,367
Operating lease liabilities	(645)	(635)
Other non-current liabilities	—	58
Net cash used in operating activities	(4,703)	(1,019)
Investing activities:
Purchases of property, equipment and software	(307)	(283)
Net cash used in investing activities	(307)	(283)
Financing activities:
Proceeds from revolving line of credit	—	8,000
Repayment of revolving line of credit	—	(8,000)
Proceeds from exercise of stock options	59	—
Financing costs paid	(348)	—
Net cash used in financing activities	(289)	—
Net change from operating, investing, and financing activities	(5,299)	(1,302)
Cash and cash equivalents at beginning of period	30,653	31,955
Cash and cash equivalents at end of period	$25,354	$30,653

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$131	$1
Financing costs included in accounts payable	$132	—
Conversion of Class B common stock to Class A common stock	$7,742	$9,955

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$57	$93
Cash paid for income taxes	$45	$85

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the years ended December 31, 2025 and 2024, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

Cash, cash equivalents and investments

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, with original maturities of three months or less. Investments with original maturities at the date of acquisition of more than three months are classified as short-term investments or long-term investments based on the remaining contractual maturity of the security at the reporting date. As of December 31, 2025 and 2024, the Company did not hold any investments.

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

●	Level 1. Quoted prices in active markets for identical assets or liabilities.
●

Level 2. Inputs other than Level 1 inputs that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or market-corroborated inputs.

●	Level 3. Unobservable inputs for the asset or liability.

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair values at December 31, 2025 and 2024 due to the short period of time to maturity or repayment. As of December 31, 2025 and 2024, all cash and cash equivalents were considered Level 1.

As of December 31, 2025 and 2024, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. For the years ended December 31, 2025 and 2024, there were no transfers between levels of the fair value hierarchy.

Other comprehensive loss

The nature of the Company’s operations does not give rise to consequential other comprehensive loss.

Accounts receivable and allowance for credit losses

Trade receivables are recorded at net realizable value, which includes an appropriate allowance for credit losses. Credit is extended to customers based on an evaluation of their financial condition, credit rating, and trade references. The Company monitors exposure to credit losses and maintains an allowance for anticipated losses based on each customer’s credit condition and payment behavior. The Company’s accounts receivable balance is net of an allowance for credit losses. The allowance for credit losses was not material at December 31, 2025 and 2024. Changes in the allowance for credit losses were not material for the years ended December 31, 2025 and 2024.

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

Prepaid expenses

Prepaid expenses represent amounts paid in advance for products or services to be delivered in the future and are included within prepaid expenses and other current assets in the accompanying consolidated balance sheets. Prepaid expenses are expensed as incurred and were $0.8 million as of December 31, 2025 and 2024.

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

Depreciation and amortization are computed using the following estimated useful lives of the assets:

Asset	Years
Leasehold improvements	(Shorter of lease term or estimated useful life)
Computer equipment	3
Furniture and equipment	4 - 7
Quality control equipment	2 - 5

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset’s fair value. The Company recognized an impairment charge associated with long-lived assets of $0.1 million during the year ended December 31, 2024. The impairment charge of $0.1 million was the result of sublease arrangement entered by the Company during the year ended December 31, 2024 and included in restructuring expense on the consolidated statement of operations and comprehensive loss. There was no impairment during the year ended  December 31, 2025.

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

The Company had no material finance leases as of December 31, 2025 and 2024.

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

Non-amortizable intangible assets consist of trademarks which represent the Company’s exclusive ownership of the Zevia® brand used in connection with the manufacture, marketing, and distribution of its carbonated beverages. The Company also owns several other trademarks in both the U.S. and in foreign countries. Intangible assets not subject to amortization are evaluated for impairment annually, or sooner if management believes such assets may be impaired. An impairment loss is recognized if the asset’s carrying amount exceeds its estimated fair market value. For the years ended December 31, 2025 and 2024, no impairment losses were recorded.

Certain external and internal computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within intangible assets, net.

Debt issuance cost

Costs incurred in connection with securing a revolving line of credit agreement are capitalized. These costs are amortized over the term of the credit agreement. Debt issuance costs are included in other non-current assets in the accompanying consolidated balance sheets. Net debt issuance costs totaled $0.1 million and $0.2 million as of December 31, 2025 and 2024, respectively.

Customer incentives and allowances

The Company offers its customers sales incentives that are designed to support the distribution of its products to consumers. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and certain other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These amounts are deducted from gross sales and are included under net sales in the accompanying consolidated statements of operations and comprehensive loss. The Company maintains an allowance representing the estimated cost of certain customer incentives incurred but not yet realized as of the end of each respective year, which is recorded as an offset against customer accounts receivable, and is included under accounts receivable, net in the accompanying consolidated balance sheets. The accrual for customer incentives and allowances were $5.1 million and $5.7 million as of December 31, 2025 and 2024, respectively.

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

Selling expenses consist mainly of warehousing and distribution costs which include storage, transfer, repacking and handling fees, and out-bound freight and delivery charges. The Company has elected to classify shipping and handling costs for salable product outside of cost of goods sold, in selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Such costs amounted to approximately $12.3 million and $12.7 million for the years ended December 31, 2025 and 2024, respectively.

Advertising and marketing expenses represent costs associated with the promotion of the Zevia® brand and products as outlined in ASC Topic 730-25, Other Expenses – Advertising Costs, such as those for digital and other forms of advertising. Advertising and marketing expenses amounted to approximately $19.5 million and $17.1 million for the years ended December 31, 2025 and 2024, respectively.

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

Equity-based compensation expense

The Company records equity-based compensation expense for employees and nonemployees under the provisions of ASC Topic 718, Compensation—Stock compensation, using a Black-Scholes-Merton option pricing model to calculate the fair value of stock options by date granted. The determination of the grant date fair value of stock options issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The Company derived its expected volatility based on historical volatility of the Company’s stock. The Company estimates the expected term based on the simplified method prescribed by guidance provided by the Securities and Exchange Commission. This decision was based on the lack of relevant historical data due to the Company’s limited experience for the Company’s common stock. The risk-free interest rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term. Expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock. The fair value of stock options is recognized as expense on a straight-line basis over the requisite service period, which is typically four years. Equity-based compensation cost for restricted stock awards is measured based on the fair market value of the Company’s common stock at the date of grant and is recognized as expense over the requisite service period, which is the vesting period on a straight-line basis. Forfeitures are recognized as incurred.

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

Foreign currency transactions

The functional currency of the Company is the U.S. dollar. The Company sells and distributes its products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for net sales and expenses. Foreign currency transaction gain (losses) for the years ended December 31, 2025 and 2024 amounted to approximately less than $0.1 million gain and $0.7 million losses, respectively, and are included under other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

Income Taxes

The Company is the managing member of Zevia LLC and, as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on the Company’s economic interest in Zevia LLC, which was 89.8% and 84.2% as of December 31, 2025 and 2024, respectively. Subsequent changes in economic ownership in Zevia LLC of the Company can occur as Zevia LLC holders may convert their shares of Class B common stock into an equivalent number of shares of Class A common stock with income (loss) allocated to the Company based on the economic interest applicable during each reporting period.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance.

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

The following table disaggregates the Company’s sales by geographic location of the respective customers based on ship to location:

	Year Ended December 31,
(in thousands)	2025	2024
U.S.	$144,933	$139,746
Canada	16,326	15,303
Net sales	$161,259	$155,049

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of December 31, 2025 and 2024.

4. INVENTORIES

Inventories consist of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials	$115	$600
Finished goods	20,278	18,018
Inventories	$20,393	$18,618

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$1,215	$1,215
Computer equipment	383	406
Furniture and equipment	804	804
Quality control and marketing equipment	1,079	1,834
Assets not yet placed in service	—	29
	3,481	4,288
Less accumulated depreciation	(2,614)	(3,027)
Property and equipment, net	$867	$1,261

For the years ended December 31, 2025 and 2024, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.7 million and $1.0 million, respectively. These amounts are included under depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following table provides information pertaining to the Company’s intangible assets as of:

	December 31, 2025
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	2.6	$1,289	$(1,156)	$133
Customer relationships	5.0	3,007	(3,005)	2
		4,296	(4,161)	135
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,296	$(4,161)	$3,135

	December 31, 2024
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	1.2	$1,167	$(1,124)	$43
Customer relationships	0.8	3,007	(2,871)	136
		4,174	(3,995)	179
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,174	$(3,995)	$3,179

For the years ended December 31, 2025 and 2024, total amortization expense amounted to $0.2 million and $0.3 million, respectively, including less than $0.1 million and $0.1 million, respectively, of amortization expense related to software. No impairment losses have been recorded on any of the Company’s intangible assets for the years ended December 31, 2025 and 2024, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
2026	$56
2027	47
2028	32
Expected amortization expense for intangible assets with definite lives	$135

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. During the first quarter of 2024, the Company drew $8 million on the Secured Revolving Line of Credit which was subsequently repaid in the same period. As of December 31, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of December 31, 2025, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space for its corporate headquarters which has a remaining lease term of 12 months. In September 2024, the Company entered into an agreement to sublease 8,468 square feet of the 20,185 square feet of leased office space. The sublease term is from October 8, 2024 to December 31, 2026. The sublease arrangement resulted in impairment of ROU asset and leasehold improvement of $0.3 million and $0.1 million, respectively for the year ended December 31, 2024 and is included in restructuring expense on the consolidated statement of operations and comprehensive loss. The Company determined the impairment using the discounted cash flow of expected receipts from sublease which is considered a level 2 fair value measurement. The level 3 inputs in the calculation were insignificant. The calculated fair value of the sublease was $0.5 million.

The Company’s recognized lease costs include:

	Year Ended December 31,
(in thousands)	2025	2024
Statements of Operations and Comprehensive Loss
Operating lease cost (1)	$631	$715
Sublease income (1)	207	52

(1) Operating lease cost and sublease income are recorded within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (months)	12.0	24.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	December 31, 2025
2026	$757
Total lease payments	757
Less imputed interest	(89)
Present value of lease liabilities	$668

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of December 31, 2025, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

The Company is subject to litigation in the United States District Court in the Central District of California where the plaintiff alleges that certain claims on the Company’s product labels are misleading. Although the Company has denied these allegations and intends to vigorously defend itself, the expense of defending against such claims or litigation can be significant, and there can be no assurance that the Company will be successful in any defense. Due to the nature of the litigation, the Company is currently unable to predict the final outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

10. EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Zevia LLC 401(k) Plan (the “Plan”), a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute from 1% to 90% of their pre-tax earnings, up to the statutory limit. Effective January 1, 2020, the Company began offering matching contributions to the Plan of up to 4% of employee pre-tax earnings. For the years ended December 31, 2025 and 2024, the Company incurred contribution expense of $0.4 million and $0.4 million, respectively.

11. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Accrued employee compensation benefits	$3,762	$1,548
Accrued direct selling costs	1,422	1,376
Accrued customer paid bottle deposits	2,510	2,895
Accrued marketing expenses	730	1,775
Accrued other	1,362	746
Total	$9,786	$8,340

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

As of December 31, 2025, the 2021 Plan provides for future grants and/or issuances of up to approximately 4.6 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a 10-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period.

There were no stock options granted during the year ended December 31, 2025. The fair value of stock option awards granted in 2024 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Year Ended December 31,
2024
Stock price	$1.36
Exercise price	1.36
Expected term (years) (1)	6.25
Expected volatility (2)	80.3%
Risk-free interest rate (3)	4.1%
Dividend yield (4)	0.0%

(1) Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2) Expected volatility is based on historical volatility of the Company’s stock.

(3) The risk-free interest rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4) We have assumed a dividend yield of zero as the Company has no plans to declare dividends in the foreseeable future.

The weighted average grant date fair values for stock options granted for the year ended December 31, 2024 was $0.98.

The following is a summary of stock option activity for the year ended December 31, 2025:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding balance as of January 1, 2025	2,872,995	$3.24
Exercised	(84,188)	$0.76
Forfeited and expired	(243,316)	$4.67
Balance as of December 31, 2025	2,545,491	$3.19	6.1	$1,282
Exercisable at the end of the period	1,704,187	$3.32	5.5	$1,039
Vested and expected to vest	2,545,491	$3.19	6.1	$1,282

The total intrinsic values of stock options exercised during the years ended December 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively.

As of December 31, 2025, total unrecognized compensation expense related to unvested stock options was $0.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

In March 2021, the Company’s Board of Directors approved an amendment to the RSUs granted by Zevia LLC in August 2020 (“the RSU Amendment”). The RSU Amendment changed the vesting of such RSUs to occur as follows: (i) in the event of a change of control, the RSUs shall vest effective as of such change of control or (ii) in the event of an initial public offering as in the case of the IPO, the RSUs shall vest in equal monthly installments over a 36-month period following the termination of any lockup period and shall be subject to the participant’s continued employment through such vesting date. Additionally, settlement shall occur within 30 days following the vesting of the RSUs and the participant shall be entitled to receive one share of Class A common stock for each vested RSU. All other terms remained unchanged. As a result of the RSU Amendment, the estimated fair value of the modified awards was $48.9 million and are being recognized as expense over the vesting period subsequent to the performance condition being met. As of December 31, 2025, the service period of the awards has been completed.

The following is a summary of RSU activity for the year ended December 31, 2025:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2025	3,717,919	$1.65
Granted	2,040,341	$2.31
Vested	(1,605,153)	$1.60
Forfeited	(585,362)	$1.65
Balance unvested at December 31, 2025	3,567,745	$2.06	$8,277
Expected to vest at December 31, 2025	3,567,745	$2.06	$8,277

As of December 31, 2025, total unrecognized compensation expense related to unvested RSUs was $5.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Since the Company operates as a single operating segment, the consolidated statements of operations and comprehensive loss present the significant expenses. Significant expenses also include direct selling expenses of $32.9 million and $40.0 million, and marketing expenses of $19.5 million and $17.1 million for the years ended December 31, 2025 and 2024, respectively, presented as selling and marketing expenses in the statements of operations and comprehensive loss. The Company has no intra-entity transfers or sales. The other information required under ASC 280, Segment Reporting, is provided in the notes to consolidated financial statements including the Company’s products in Note 1, Description of Business and Note 3, Revenues. In addition, interest income for the years ended December 31, 2025 and 2024 was $0.8 million and $0.8 million, respectively.

14. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Year Ended December 31,
	2025	2024
Customer A	12%	13%
Customer C	12%	11%
Customer J	14%	*

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	December 31, 2025	December 31, 2024
Customer C	*	10%
Customer H	11%	*
Customer I	10%	*
Customer J	22%	12%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Year Ended December 31,
	2025	2024
Vendor D	34%	34%
Vendor E	33%	27%
Vendor F	33%	27%

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Year Ended December 31,
	2025		2024
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(11,166)		$(23,783)
Less: net loss attributable to non-controlling interests	1,246		3,778
Add: adjustment to reallocate net loss to controlling interest	(163)	(1)	58	(1)
Net loss to Zevia PBC - basic and diluted	$(10,083)		$(19,947)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	66,002,515		58,405,992
Add: weighted average shares of vested and unreleased RSUs	13,640	(2)	277,453	(2)
Weighted-average basic and diluted shares	66,016,155		58,683,445

Loss per share of Class A common stock – basic	$(0.15)		$(0.34)
Loss per share of Class A common stock – diluted	$(0.15)		$(0.34)

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

Zevia LLC Class B units, stock options and RSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Year Ended December 31,
	2025	2024
Zevia LLC Class B units exchangeable to shares of Class A common stock	8,465,729	14,099,368
Stock options	2,677,311	3,110,466
Restricted stock units	3,853,782	3,574,043

16. CAPITAL STOCK

At-The-Market Offering Program

On August 12, 2025, the Company and its wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which the Company may sell from time to time through the Agent, shares of the Company’s Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with the Company’s prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement. The Agreement contains customary representations, warranties and covenants of the Company and Zevia LLC, and conditions to the Agent’s obligations to sell the Common Stock in the Offering. The Company and Zevia LLC have agreed jointly and severally to provide to the Agent customary indemnification and contribution rights. The Company will also reimburse the Agent for certain specified expenses in connection with establishing and maintaining the Offering. The Company has no obligation to sell any Common Stock under the Agreement, and may at any time suspend solicitation and sales in the Offering. The Agreement may be terminated at any time, for any reason, by either the Company or the Agent upon prior notice to the other party.  During the year ended December 31, 2025, the Company elected not to issue shares under this Agreement.

17. RESTRUCTURING

In May 2024, the Company initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As a result, the Company recognized $2.2 million and $2.1 million of restructuring costs for the years ended December 31, 2025 and 2024, respectively. The restructuring costs were primarily related to employee termination expenses, restructuring consulting services, impairment loss of certain assets from sublease arrangement and costs to exit two of our third-party warehouse and distribution facilities. These amounts are included under restructuring in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, accrued restructuring costs of $0.5 million and $0.4 million, respectively, are included under accrued expenses and other current liabilities in the consolidated balance sheets. These expenses are expected to be substantially paid at the end of 2026.

18. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC’s economic interest in Zevia LLC, which was 89.8% and 84.2%, as of December 31, 2025 and 2024, respectively.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024
Current
Federal	$—	$—
State	54	66
Total	54	66
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income taxes	$54	$66

A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

	Year Ended December 31,
	2025	2024
Tax computed at federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	2.0%	0.8%
Permanent items and other	2.9%	(6.3)%
Non-controlling interests	(4.0)%	(6.7)%
Equity-based compensation	(1.8)%	(4.1)%
Valuation allowance	(20.6)%	(5.0)%
Effective Tax Rate	(0.5)%	(0.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company’s net DTAs s consist of the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets
Investment in Zevia LLC	$48,896	$50,418
Net operating loss carryforwards	33,187	26,723
Equity-based compensation	979	1,251
Other temporary differences	628	526
Total deferred tax assets	83,690	78,918
Valuation allowance for deferred tax assets	(83,690)	(78,918)
Net deferred tax assets	$—	$—

The Company records a valuation allowance to reduce DTAs to the amount the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the DTAs may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. The Company has recorded a full valuation allowance of $83.7 and $78.9 million as of December 31, 2025 and 2024, respectively, as it cannot conclude that it is more likely than not that the DTAs will be realized primarily due to the generation of pre-tax book losses from its inception.

The following table summarizes the activity related to the Company’s valuation allowance:

	Year Ended December 31,
	2025	2024
Balance, beginning of the year	$78,918	$75,541
Increases related to current year positions	4,772	3,377
Balance, end of the year	$83,690	$78,918

As of December 31, 2025, the Company has federal and state net operating loss carryforwards of $136.9 million and $84.2 million, respectively. The federal net operating loss can be carried forward indefinitely but are limited to 80% utilization against future taxable income each year in accordance with the Tax Cuts and Jobs Act of 2017. The state net operating loss carryforwards will begin to expire in 2031 unless previously utilized by the Company.

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

As of December 31, 2025, the Company has no uncertain tax positions and does not expect a significant change in unrecognized tax benefits during the next 12 months.

The Company is subject to taxation in the U.S. and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception for Zevia PBC.

On June 27, 2024, California enacted Senate Bill 167. SB 167 suspended the net operating loss deduction for tax years beginning on or after January 1, 2024, and before January 1, 2027. The suspension applies to taxpayers with greater than $1 million in net income for the tax year. There was no material impact from the provisions of SB 167.

On July 4, 2025, the presidential administration signed the One Big Beautiful Bill Act. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.  These changes were reflected in the income tax provision for the year ended December 31, 2025, but did not have a significant effect on the Company's financial statements due to the full valuation allowance against DTAs.

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

As of December 31, 2025, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $58.9 million and $56.5 million as of  December 31, 2025 and 2024, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the year ended December 31, 2025. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as an expense within its consolidated statements of operations and comprehensive loss.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting.

Management determined that as of December 31, 2025, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

(b) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Executive Officers,” “Executive Compensation- Compensation Policies- Insider Trading Policy and Prohibition on Hedging and Pledging,” “Delinquent Section 16(a) Reports” (if applicable) and “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation” and “Executive Compensation” in the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Person Transactions” and “Director Independence and Independence Determinations” in the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the 2026 Proxy Statement.

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

10.23#

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for U.S. Employee SVP+) (incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K filed on February 26, 2025).

10.24#

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for U.S. Employee SVP+) (incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed on February 26, 2025).

10.25#

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Zevia PBC 2021 Equity Incentive Plan (for Board Director) (incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed on February 26, 2025).

10.26

Conforming Changes Amendment, dated as of September 30, 2024, by Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Periodic Report on Form 10-Q filed on November 6, 2024)

19.1	Zevia Insider Trading Policy (updated June 15, 2023) (incorporated herein by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K filed on February 26, 2025).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Zevia PBC Clawback Policy (incorporated herein by reference to Exhibit 97 of the Company's Annual Report on Form 10-K filed on March 6, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor	By:		/s/ Girish Satya
	Name:	Amy E. Taylor		Name:	Girish Satya
	Title:	President and Chief Executive Officer, Director		Title:	Chief Financial Officer and Principal Accounting Officer
		(Principal Executive Officer)			(Principal Financial Officer and Principal Accounting Officer)
	Date:	February 25, 2026		Date:	February 25, 2026

By:		/s/ Padraic Spence	By:		/s/ Alexandre I. Ruberti
	Name:	Padraic Spence		Name:	Alexandre I. Ruberti
	Title:	Director and Board Chair		Title:	Director
	Date:	February 25, 2026		Date:	February 25, 2026

By:		/s/ David J. Lee	By:		/s/ Suzanne Ginestro
	Name	David J. Lee		Name:	Suzanne Ginestro
	Title	Director		Title:	Director
	Date	February 25, 2026		Date:	February 25, 2026

By:		/s/ Andrew Ruben	By:		/s/ Julie G. Ruehl
	Name:	Andrew Ruben		Name:	Julie G. Ruehl
	Title:	Director		Title:	Director
	Date:	February 25, 2026		Date:	February 25, 2026