Form 10-Q
period 2026-03-31
Zevia PBC
filed 2026-05-06
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 71,775,241 shares and 5,208,885 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2026 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives and activities, the impact of our Productivity Initiative, including expected restructuring charges, cost savings and other benefits, the impacts of tariffs, including import tax on steel and aluminum, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand and consumer preferences, ability to effectively compete, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions with similar meanings.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2026 for the period ended December 31, 2025 (“Annual Report”), as well as our subsequent filings with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, including, but not limited to, the following:

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

•

the impact of adverse global macroeconomic conditions, including relatively high interest rates, recession fears and inflationary pressures, tariffs and other tariff-related developments, changes to foreign trade policies, and geopolitical events or conflicts, including the ongoing conflicts in the Middle East;

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

•	impact from our status, duty and liability exposure as a public benefit corporation;

•	inadequacy, failure, interruption or security breaches of our information technology systems and failure to comply with data privacy and information security laws and regulations;

•	the impact of any future pandemics, epidemics, or other disease outbreaks on our business, results of operations and financial condition; and

•	other risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$26,594	$25,354
Accounts receivable, net	9,072	11,106
Inventories	15,232	20,393
Prepaid expenses and other current assets	1,772	1,367
Total current assets	52,670	58,220
Property and equipment, net	894	867
Right-of-use assets under operating leases, net	412	549
Intangible assets, net	3,120	3,135
Other non-current assets	830	849
Total assets	$57,926	$63,620
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,248	$17,565
Accrued expenses and other current liabilities	9,055	9,786
Current portion of operating lease liabilities	490	668
Total current liabilities	23,793	28,019
Total liabilities	23,793	28,019
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 71,024,866 and 67,486,641 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	70	67
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 5,208,885 and 7,614,823 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	6	8
Additional paid-in capital	178,312	182,226
Accumulated deficit	(133,529)	(131,262)
Total Zevia PBC stockholders’ equity	44,859	51,039
Noncontrolling interests	(10,726)	(15,438)
Total equity	34,133	35,601
Total liabilities and equity	$57,926	$63,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Net sales	$46,090	$38,023
Cost of goods sold	23,801	18,988
Gross profit	22,289	19,035
Operating expenses:
Selling and marketing	14,534	15,323
General and administrative	9,066	6,978
Equity-based compensation	894	731
Depreciation and amortization	168	252
Restructuring	—	2,138
Total operating expenses	24,662	25,422
Loss from operations	(2,373)	(6,387)
Other income, net	47	57
Loss before income taxes	(2,326)	(6,330)
Provision for income taxes	37	41
Net loss and comprehensive loss	(2,363)	(6,371)
Loss attributable to noncontrolling interest	96	1,145
Net loss attributable to Zevia PBC	$(2,267)	$(5,226)

Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

Weighted average common shares outstanding
Basic	68,205,614	62,950,895
Diluted	68,205,614	76,496,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2026	67,486,641	$67	7,614,823	$8	$182,226	$(131,262)	$(15,438)	$35,601
Vesting and release of common stock under equity incentive plans, net	980,003	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	2,405,938	2	(2,405,938)	(2)	(4,808)	—	4,808	—
Exercise of stock options	152,284	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	894	—	—	894
Net loss and comprehensive loss	—	—	—	—	—	(2,267)	(96)	(2,363)
Balance at March 31, 2026	71,024,866	$70	5,208,885	$6	$178,312	$(133,529)	$(10,726)	$34,133

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2025	61,646,478	$61	11,551,235	$12	$186,148	$(121,342)	$(21,934)	$42,945
Vesting and release of common stock under equity incentive plans, net	976,345	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,394,644	4	(3,394,644)	(4)	(6,654)	—	6,654	—
Exercise of stock options	47,183	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	731	—	—	731
Net loss and comprehensive loss	—	—	—	—	—	(5,226)	(1,145)	(6,371)
Balance at March 31, 2025	66,064,650	$66	8,156,591	$8	$180,224	$(126,568)	$(16,425)	$37,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities:
Net loss	$(2,363)	$(6,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	137	138
Depreciation and amortization	168	252
Loss on disposal of property, equipment and software, net	—	4
Amortization of debt issuance cost	19	19
Equity-based compensation	894	731
Changes in operating assets and liabilities:
Accounts receivable, net	2,034	1,998
Inventories	5,161	1,513
Prepaid expenses and other assets	(405)	(872)
Accounts payable	(3,095)	(1,419)
Accrued expenses and other current liabilities	(731)	1,149
Operating lease liabilities	(178)	(67)
Net cash provided by (used in) operating activities	1,641	(2,925)
Investing activities:
Purchases of property, equipment and software	(270)	(11)
Net cash used in investing activities	(270)	(11)
Financing activities:
Proceeds from exercise of stock options	1	—
Financing costs paid	(132)	—
Net cash used in financing activities	(131)	—
Net change from operating, investing, and financing activities	1,240	(2,936)
Cash and cash equivalents at beginning of period	25,354	30,653
Cash and cash equivalents at end of period	$26,594	$27,717

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$41	$1
Conversion of Class B common stock to Class A common stock	$4,808	$6,654

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13	$13
Cash paid for income taxes	$40	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the “Company,” “we,” “us,” “our”), is a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, and vegan, and include a variety of flavors across Soda and Energy drinks. Our products are distributed and sold principally across the United States (“U.S.”) and Canada through a diverse network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any other interim period or any other future fiscal year. The condensed consolidated balance sheet as of  December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures, including certain notes, required by U.S. GAAP that are required on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2025 and accompanying notes included in the Annual Report. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the periods presented have been reflected.

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three months ended March 31, 2026 and 2025, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

Use of estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amount of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company relate to: net sales and associated cost recognition; the useful lives assigned to and the recoverability of property and equipment; adjustments recorded for inventory obsolescence and adjustments made for net realizable value; the incremental borrowing rate for lease liabilities; allowance for credit losses; the useful lives assigned to and the recoverability of intangible assets; realization of deferred tax assets; contingent liabilities; and the determination of the fair value of equity instruments, including restricted unit awards, and equity-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of its assets and liabilities.

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

Recently Issued Accounting Pronouncements – Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU 2023-09 is effective for the Company beginning with fiscal year 2026. The Company is applying the new guidance on a prospective basis and expects the guidance to impact only disclosures with no effect on the Company’s financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

The following table disaggregates the Company’s sales by geographic location of the respective customers based on ship to location:

	Three Months Ended March 31,
(in thousands)	2026	2025
U.S.	$42,549	$34,751
Canada	3,541	3,272
Net sales	$46,090	$38,023

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of  March 31, 2026 or December 31, 2025.

4. INVENTORIES

Inventories consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$80	$115
Finished goods	15,152	20,278
Inventories	$15,232	$20,393

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$1,215	$1,215
Computer equipment	387	383
Furniture and equipment	804	804
Quality control and marketing equipment	1,228	1,079
	3,634	3,481
Less accumulated depreciation	(2,740)	(2,614)
Property and equipment, net	$894	$867

For the three months ended March 31, 2026 and 2025, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 and $0.2 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following tables provide information pertaining to the Company’s intangible assets as of:

	March 31, 2026
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	2.3	$1,289	$(1,171)	$118
Customer relationships	5.0	3,007	(3,005)	2
		4,296	(4,176)	120
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,296	$(4,176)	$3,120

	December 31, 2025
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	2.6	$1,289	$(1,156)	$133
Customer relationships	5.0	3,007	(3,005)	2
		4,296	(4,161)	135
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,296	$(4,161)	$3,135

For the three months ended  March 31, 2026 and 2025, total amortization expense amounted to less than $0.1 million and $0.1 million, respectively, including less than $0.1 million and less than  $0.1 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three months ended March 31, 2026 and 2025, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2026	$40
2027	47
2028	32
2029	1
Expected amortization expense for intangible assets with definite lives	$120

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. As of March 31, 2026 and December 31, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, the Borrower must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of March 31, 2026, the Company was in compliance with its financial covenant.

8. LEASES

The Company leases its office space for its corporate headquarters which has a remaining lease term of 9 months. In September 2024, the Company entered into an agreement to sublease 8,468 square feet of the 20,185 square feet of leased office space. The sublease term is from October 8, 2024 to December 31, 2026.

The Company’s recognized lease costs include:

	Three Months Ended March 31,
(in thousands)	2026	2025
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$ 150	$ 163
Sublease income(1)	52	52

(1)	Operating lease cost and sublease income are recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents information about our weighted average discount rate and remaining lease term as of:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (months)	9.0	21.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	March 31, 2026
Remainder of 2026	$504
Total lease payments	504
Less imputed interest	(14)
Present value of lease liabilities	$490

On April 16, 2026, the Company entered into a new lease for its corporate headquarters office with total square footage of 10,045 square feet with an anticipated commencement date of December 28, 2026 for 64 full calendar months. Total rent obligations under the new lease are expected to be approximately $2.2 million.

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of March 31, 2026, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

The Company is subject to litigation in the United States District Court in the Central District of California where the plaintiff alleges that certain claims on the Company’s product labels are misleading. During the three months ended March 31, 2026, the Company recorded a litigation reserve of $1.9 million, which represents management's best estimate of the probable loss associated with this matter, included under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The accrual is included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets as of March 31, 2026. Through mediation, the Parties reached a tentative settlement on April 20, 2026, and submitted a Notice of Settlement to the Court on April 22, 2026. On April 23, 2026, the Court issued an order setting a July 20, 2026 deadline for Plaintiff to file a motion for preliminary approval of the settlement.

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Accrued employee compensation benefits	$1,354	$3,762
Accrued direct selling costs	1,476	1,422
Accrued customer paid bottle deposits	2,436	2,510
Accrued marketing expenses	1,126	730
Accrued other	2,663	1,362
Total	$9,055	$9,786

11. EQUITY-BASED COMPENSATION

In July 2021, prior to the IPO, the Company adopted the Zevia PBC 2021 Equity Incentive Plan (the “2021 Plan”) under which the Company may grant options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”), restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.

The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year beginning in 2022 and ending with a final increase in 2031 in an amount equal to the lesser of: (i) 5% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (ii) a smaller number of shares determined by the Company’s Board of Directors.

As of March 31, 2026, the 2021 Plan provides for future grants and/or issuances of up to approximately 4.3 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a 10-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period. There were no stock options granted during the three months ended March 31, 2026 and 2025.

The following is a summary of stock option activity for the three months ended March 31, 2026:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2026	2,545,491	$3.19
Granted	—	$—
Exercised	(152,284)	$0.01
Forfeited and expired	(78,675)	$4.02
Balance as of March 31, 2026	2,314,532	$3.37	6.3	$304
Exercisable at the end of the period	1,783,655	$3.51	6.1	$304
Vested and expected to vest	2,314,532	$3.37	6.3	$304

The total intrinsic values of stock options exercised during the three months ended March 31, 2026 was $0.2 million.

As of March 31, 2026, total unrecognized compensation expense related to unvested stock options was $0.6 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units

The Company granted RSUs to members of the Board of Directors and its employees. The Company's outstanding RSUs typically vest over four years with vesting contingent upon continuous service.  The Company determines the fair value of the RSUs using the market price of the common stock on the date of grant.

The following is a summary of RSU activity for the three months ended March 31, 2026:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2026	3,567,745	$2.05
Granted	3,315,705	$1.17
Vested	(980,003)	$2.09
Forfeited	(30,262)	$2.17
Balance unvested at March 31, 2026	5,873,185	$1.55	$6,872
Expected to vest at March 31, 2026	5,873,185	$1.55	$6,872

As of March 31, 2026, total unrecognized compensation expense related to unvested RSUs was $8.5 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Performance Stock Units

PSUs are awards that give the holder the right to receive one share of common stock for each PSU upon meeting performance vesting conditions. These conditions typically include the attainment of specific metrics over a defined period. The fair value of the PSUs is determined based on the closing fair market value of the common stock on the grant date and is recognized over the vesting period if it is probable that performance conditions will be achieved.

During the three months ended March 31, 2026, the Compensation Committee of the Board of Directors approved the grant of 482,270 shares of PSUs (at target performance) to certain executives. The PSUs cliff vest after three years from the grant date based on continuous service, with the number of shares earned (50% to 200% of the target awarded) depending upon the extent to which the Company achieves certain revenue metric measured over the period beginning January 1, 2026 and ending December 31, 2028. The aggregate grant date fair value was $0.6 million, or $1.17 per share. Total unrecognized compensation expense related to outstanding PSUs issued to executives as of March 31, 2026, was $0.6 million and is expected to be expensed over the next 3.0 years, if probable of vesting.

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

Since the Company operates as a single operating segment, the unaudited condensed consolidated statements of operations and comprehensive loss present the significant expenses. Significant expenses also include direct selling expenses and marketing expenses presented as selling and marketing expenses in the unaudited condensed statements of operations and comprehensive loss.  For the three months ended  March 31, 2026 and 2025, direct selling expenses amounted to $9.4 million and $9.1 million, respectively, and marketing expenses amounted to $5.1 million and $6.2 million, respectively. The Company has no intra-entity transfers or sales. The other information required under ASC 280, Segment Reporting, is provided in the notes to condensed consolidated financial statements including the Company’s products in Note 1, Description of Business and Note 3, Revenues. In addition, interest income for the three months ended  March 31, 2026 and 2025 was $0.2 million and $0.2 million, respectively.

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended March 31,
	2026	2025
Customer A	*	14%
Customer C	16%	14%
Customer I	10%	*
Customer J	14%	14%

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	March 31, 2026	December 31, 2025
Customer H	*	11%
Customer I	13%	10%
Customer J	20%	22%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended March 31,
	2026	2025
Vendor D	24%	32%
Vendor E	41%	32%
Vendor F	35%	35%

* Less than 10% of total net sales, accounts receivable, net or finished goods purchases in the respective periods.

14. LOSS PER SHARE

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended March 31,
	2026	2025
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(2,363)	$(6,371)
Less: net loss attributable to non-controlling interests	96	1,145
Add: adjustment to reallocate net loss to controlling interest	—	90	(1)
Net loss to Zevia PBC - basic	$(2,267)	$(5,136)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	68,205,614	62,895,577
Add: weighted average shares of vested and unreleased RSUs	—	55,318	(2)
Weighted-average basic	68,205,614	62,950,895

Loss per share of Class A common stock – basic	$(0.03)	$(0.08)

Diluted net loss per share:
Numerator:
Net loss attributable to Zevia PBC - basic	$(2,267)	$(5,136)
Add: Loss attributable to noncontrolling interest upon assumed conversion	—	(1,235)
Net loss and comprehensive loss - diluted	$(2,267)	$(6,371)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	68,205,614	62,950,895
Dilutive effect of incremental shares for conversion of Class B units	—	10,645,997
Dilutive effect of stock options	—	572,478
Dilutive effect of restricted stock units	—	2,326,732
Weighted-average diluted shares	68,205,614	76,496,102

Loss per share of Class A common stock – diluted	$(0.03)	$(0.08)

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

Zevia LLC Class B units, stock options, RSUs and PSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Zevia LLC Class B units exchangeable to shares of Class A common stock	7,026,705	—
Stock options	2,483,098	1,950,498
Restricted stock units and performance stock units	3,601,170	21,418

15.  CAPITAL STOCK

At-The-Market Offering Program

On August 12, 2025, the Company and its wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which the Company may sell from time to time through the Agent, shares of the Company’s Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with the Company’s prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement. The Agreement contains customary representations, warranties and covenants of the Company and Zevia LLC, and conditions to the Agent’s obligations to sell the Common Stock in the Offering. The Company and Zevia LLC have agreed jointly and severally to provide to the Agent customary indemnification and contribution rights. The Company will also reimburse the Agent for certain specified expenses in connection with establishing and maintaining the Offering. The Company has no obligation to sell any Common Stock under the Agreement, and may at any time suspend solicitation and sales in the Offering. The Agreement may be terminated at any time, for any reason, by either the Company or the Agent upon prior notice to the other party.  During the period from August 12, 2025 to March 31, 2026, the Company elected not to issue shares under this Agreement.

16. RESTRUCTURING

In May 2024, the Company initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As part of the ongoing Productivity Initiative, in January 2025, the Company approved a reduction in workforce. As a result, the Company recognized $2.1 million of costs primarily related to employee termination expenses for the three months ended March 31, 2025. These amounts are included under restructuring in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Restructuring charges related to the Productivity Initiative were completed as of December 31, 2025. As of March 31, 2026 and December 31, 2025 accrued restructuring costs of $0.2 million and $0.5 million, respectively, are included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. These expenses are expected to be substantially paid by the end of 2026.

In the second quarter of 2026, the Company initiated a restructuring plan aimed at improving the efficiency of its warehouse operations and optimizing its warehouse footprint. The plan includes transitioning to a more efficient warehouse location and streamlining related logistics activities. The Company estimates that total costs associated with this restructuring will be approximately $0.9 million, primarily consisting of contract termination costs and freight costs to transfer inventories.

17. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 93.2% and 89.8% as of March 31, 2026 and December 31, 2025, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of stock-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 6.8%, due to the full valuation allowance against its deferred tax assets (“DTAs”).

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

As of March 31, 2026, the Company believes, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of March 31, 2026; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $59.2 million and $58.9 million at March 31, 2026 and December 31, 2025, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the three months ended March 31, 2026. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its unaudited condensed consolidated statements of operations and comprehensive loss.

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

Overview

We are a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation” by B Lab, an independent non-profit organization. We are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are made with a handful of simple ingredients, contain no artificial sweeteners, and are Non-GMO Project verified, gluten-free, Kosher and vegan, and include a variety of flavors across Soda and Energy Drinks.

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

Key Events During the First Quarter of 2026

Restructuring Initiatives

In the second quarter of 2024, we began executing a multi-year, broad-based Productivity Initiative designed to realign our cost structure in order to accelerate our route-to-market evolution and continue to build the Zevia® Brand. This Productivity Initiative was designed to focus on our most critical initiatives including driving growth and innovation in our highest margin carbonated better-for-you beverages, re-align our cost structure to support greater investments in the Zevia® Brand and improve operational excellence while simplifying processes across the organization. The Productivity Initiative was expected to result in estimated annualized benefits of approximately $20.0 million, and we began seeing these benefits in the second half of 2024 and expect the savings to continue to be realized through 2026. These benefits included reduction in costs of goods sold and reduction in operating expenses. We have reinvested the majority of these costs savings thus far into brand marketing and promotional activity to drive future growth. Looking forward, we intend to balance reinvesting savings to help drive revenue growth with our plans for achieving profitability. Restructuring charges related to the Productivity Initiative were completed as of December 31, 2025.

In the second quarter of 2026, the Company initiated a restructuring plan aimed at improving the efficiency of its warehouse operations and optimizing its warehouse footprint. The plan includes transitioning to a more efficient warehouse location and streamlining related logistics activities. The Company estimates that total costs associated with this restructuring will be approximately $0.9 million, primarily consisting of contract termination costs and freight costs to transfer inventories. Once the transition is complete, the Company expects the restructuring to result in annualized cost savings of approximately $2.4 million.

Factors Affecting Our Performance

Macroeconomic Environment

We continue to monitor macroeconomic trends and uncertainties such as key ingredient inflation, any potential shutdown of the U.S. government, the ongoing conflicts in the Middle East, the effects of tariffs, and the potential imposition of modified or additional tariffs, which may adversely affect our net sales and profitability. As a result of the rapid changes in global trade policies, including tariffs, and potential tariff modifications or the imposition of tariffs, export controls or other retaliatory actions by other countries, we have experienced and anticipate continuing to experience increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. This has also created a complex and challenging retail environment for us as consumers reduce discretionary spending. A decline in consumer spending may have an adverse effect on our revenues, margins, and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation, which could be exacerbated as a result of the tariffs. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three months ended March 31, 2026 and 2025, respectively.

Components of Our Results of Operations

Net Sales

We generate net sales from the sales of our products, including Soda, Energy Drinks, and Tea drinks, to our customers, which include grocery distributors, national retailers, convenience retailers, natural products retailers, warehouse club retailers and retailers with e-commerce channels, in the U.S. and Canada. In 2026, we will discontinue selling the Tea product line.

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

We increased our spend on promotional activity at key accounts, returning back to historical promotion levels, in order to drive velocity, which we expect to continue throughout 2026.

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

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Due to the implementation of tariffs, we saw an increase in our cost of goods sold throughout 2025 and in the first quarter of 2026, and expect a continued increase in our cost of goods going forward.

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

Gross Profit

Gross profit consists of our net sales less cost of goods sold. Our gross profit and gross margin are affected by the mix of distribution channels of our net sales in each period, as well as the level of discounts and promotions offered during the period. Gross profit may be favorably impacted by leveraging our asset-light business model and through increased distribution direct to retailers, the increased scale of our business, our Productivity Initiative, and our continued focus on cost and efficiency improvements.

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

Our selling expenses are expected to increase in the short-term due to the effect of the ongoing conflicts in the Middle East.  Excluding the effect of conflicts in the Middle East, our selling expenses are expected to decrease as a percentage of sales over time as a result of our Productivity Initiative and our continued focus on cost improvements in our supply chain.

Marketing expenses are expected to increase as we invest in brand awareness, which are expected to be partially funded by the Productivity Initiative. We significantly increased our investment in marketing in 2025, in order to help build our brand, with a focus on driving awareness and customer conversations, and we expect this increased investment to continue throughout 2026.

General and Administrative Expenses

General and administrative expenses include all salary and other personnel expenses (other than equity-based compensation expense) for our employees, including employees related to management, marketing, sales, product development, quality control, accounting, information technology and other functions and legal costs. Our ongoing general and administrative expenses are expected to remain relatively flat as a percentage of net sales over time, but may fluctuate in any given quarter as a result of timing and amount of variable compensation expense.

Equity-Based Compensation Expenses

Equity-based compensation expense consists of the recorded expense of equity-based compensation for our employees and, if any, for certain consultants and service providers who are non-employees. We record equity-based compensation expense for employee grants using grant date fair value for RSUs and PSUs or a Black-Scholes valuation model to calculate the fair value of stock options by date granted. Equity-based compensation cost for RSU and PSU awards is measured based on the closing fair market value of the Zevia PBC Class A common stock, on the date of grant. Our equity-based compensation expense is expected to remain relatively consistent in absolute dollars but decline as a percentage of net sales over time.

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

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended March 31,
	2026	2025
(in thousands, except per share amounts)
Net sales	$46,090	$38,023
Cost of goods sold	23,801	18,988
Gross profit	22,289	19,035
Operating expenses:
Selling and marketing	14,534	15,323
General and administrative	9,066	6,978
Equity-based compensation	894	731
Depreciation and amortization	168	252
Restructuring	—	2,138
Total operating expenses	24,662	25,422
Loss from operations	(2,373)	(6,387)
Other income, net	47	57
Loss before income taxes	(2,326)	(6,330)
Provision for income taxes	37	41
Net loss and comprehensive loss	(2,363)	(6,371)
Loss attributable to noncontrolling interest	96	1,145
Net loss attributable to Zevia PBC	$(2,267)	$(5,226)

Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended March 31,
	2026	2025
Net sales	100%	100%
Cost of goods sold	52%	50%
Gross profit	48%	50%
Operating expenses:
Selling and marketing	32%	40%
General and administrative	20%	18%
Equity-based compensation	2%	2%
Depreciation and amortization	0%	1%
Restructuring	0%	6%
Total operating expenses	54%	67%
Loss from operations	(5)%	(17)%
Other income, net	0%	0%
Loss before income taxes	(5)%	(17)%
Provision for income taxes	0%	0%
Net loss and comprehensive loss	(5)%	(17)%
Loss attributable to noncontrolling interest	0%	3%
Net loss attributable to Zevia PBC	(5)%	(14)%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net Sales

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Net sales	$46,090	$38,023	$8,067	21.2%

Net sales were $46.1 million for the three months ended March 31, 2026 as compared to $38.0 million for the three months ended March 31, 2025. Equivalized cases sold were 3.6 million during the three months ended March 31, 2026 as compared to 3.0 million during the three months ended March 31, 2025. The increase in net sales was primarily due to a 20.4% increase in the number of equivalized cases sold, which resulted in $7.8 million higher net sales, which was largely the result of expanded distribution at one customer in the club channel as well as higher volumes in the mass and e-commerce channels, and lower allowance for incentives and discounts of $0.7 million, partially offset by pricing declines as a result of channel mix of $0.4 million. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Cost of goods sold	$23,801	$18,988	$4,813	25.3%

Cost of goods sold was $23.8 million for the three months ended March 31, 2026 as compared to $19.0 million for the three months ended March 31, 2025. The increase of $4.8 million, or 25.3%, was largely due to increased volumes which resulted in $3.9 million of higher costs of goods sold, unfavorable unit costs of $0.8 million driven by tariffs, which was slightly offset by improvements in unit costs related to the Productivity Initiative, and higher write-downs related to excess and obsolete inventory of $0.2 million, mainly related to new packaging design.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Gross profit	$22,289	$19,035	$3,254	17.1%
Gross margin	48.4%	50.1%		(1.7)%

Gross profit was $22.3 million for the three months ended March 31, 2026 as compared to $19.0 million for the three months ended March 31, 2025. The increase in gross profit of $3.3 million, or 17.1%, was primarily due to higher volumes and lower spend on promotional activity, partially offset by unfavorable unit costs, higher inventory write-downs, and channel mix.

Gross margin for the three months ended March 31, 2026 decreased to 48.4% from 50.1% in the prior-year period. The decrease was primarily due to unfavorable unit costs, higher inventory write-downs, and channel mix, partially offset by lower spend on promotional activity.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Selling and marketing expenses	$14,534	$15,323	$(789)	(5.1)%

Selling and marketing expenses were $14.5 million for the three months ended March 31, 2026 as compared to $15.3 million for the three months ended March 31, 2025. Marketing expenses were $5.1 million for the three months ended March 31, 2026 as compared to $6.2 million for the three months ended March 31, 2025, a decrease of $1.1 million, or 17.7%. Selling expenses were $9.4 million for the three months ended March 31, 2026 as compared to $9.1 million for the three months ended March 31, 2025, an increase of $0.3 million, or 3.3%.

The decrease in marketing expenses of $1.1 million was due to the timing of marketing campaigns.

The increase in selling expenses of $0.3 million was primarily due to higher freight and warehousing costs of $1.4 million, driven by increased volumes, partially offset by decreases in repackaging costs of $0.5 million due to the automation of certain processes, and lower warehousing costs of $0.6 million, largely driven by the Productivity Initiative and lower inventory levels.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
General and administrative expenses	$9,066	$6,978	$2,088	29.9%

General and administrative expenses were $9.1 million for the three months ended March 31, 2026 as compared to $7.0 million for the three months ended March 31, 2025. The increase of $2.1 million, or 29.9%, was primarily driven by $2.3 million of expenses recognized associated with the settlement of litigation.

Equity-Based Compensation Expenses

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Equity-based compensation expenses	$894	$731	$163	22.3%

Equity-based compensation expenses were $0.9 million for the three months ended March 31, 2026 as compared to $0.7 million for the three months ended March 31, 2025, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The increase of $0.2 million was primarily driven by forfeitures during the three months ended March 31, 2025 related to the reduction in workforce and new equity awards during the three months ended March 31, 2026.

Restructuring Expenses

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Restructuring expenses	$—	$2,138	$(2,138)	(100.0)%

Restructuring expenses were zero for the three months ended March 31, 2026, as compared to $2.1 million for the three months ended March 31, 2025. The restructuring expenses in the prior year period primarily included employee related severance costs.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of March 31, 2026, we had $26.6 million in cash and cash equivalents. We believe that our cash and cash equivalents as of March 31, 2026, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

On August 12, 2025, we and our wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which we may sell from time to time through the Agent, shares of Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with our prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, we will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement.  During the period from August 12, 2025 to March 31, 2026, we elected not to issue shares under this Agreement.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, tariffs as well as changes in tariff or U.S. foreign trade policies, relatively high interest rates, volatility in the financial markets, recession fears, financial institution instability, any potential shutdown of the U.S. government, current and future global hostilities, including the ongoing conflicts in the Middle East, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In connection with the IPO and the Reorganization Transactions in July 2021, the Direct Zevia Stockholders and certain continuing members of Zevia LLC received the right to receive future payments pursuant to the TRA. The amount payable under the TRA will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes and tax benefits resulting from sales and exchanges by continuing members of Zevia LLC. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” included in the prospectus dated July 21, 2021 and filed with the SEC on July 23, 2021. We expect that the payments that we may be required to make under the TRA may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $69.6 million through 2041. Under such scenario we would be required to pay the Direct Zevia Stockholders and certain continuing members of Zevia LLC 85% of such amount, or $59.2 million, through 2041.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, we obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A (the “Loan and Security Agreement”). Under the Secured Revolving Line of Credit, we may draw funds up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances with the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. As of March 31, 2026, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit bear interest based on either, at our option, the Term Secured Overnight Financing rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit we must satisfy a financial covenant requiring a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any fiscal quarter following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each fiscal quarter thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of March 31, 2026, the Company was in compliance with its financial covenant.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$1,641	$(2,925)
Investing activities	$(270)	$(11)
Financing activities	$(131)	$—

Net Cash Provided by (Used in) Operating Activities

Our cash flows provided by or used in operating activities are primarily influenced by working capital requirements.

Net cash provided by operating activities of $1.6 million for the three months ended March 31, 2026 was primarily driven by a net increase in cash related to changes in operating assets and liabilities of $2.8 million and non-cash expenses of $1.2 million primarily related to equity-based compensation and depreciation and amortization expense, partially offset by net loss of $2.4 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $5.2 million due to sales and decreased production of inventory as inventory levels are managed and decreased accounts receivable of $2.0 million driven by timing of collections, partially offset by a net decrease in accounts payable, accrued expenses and other current liabilities of $3.8 million due to timing of purchases and decreased production of inventory and increased prepaid expenses and other assets of $0.4 million driven by timing of payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.3 million for the three months ended March 31, 2026 was primarily due to purchases of quality control equipment for use in ongoing operations.

Net cash used in investing activities of less than $0.1 million for the three months ended March 31, 2025 was primarily due to purchases of computer equipment and quality control equipment for use in ongoing operations.

Net Cash Used in Financing Activities

Net cash used in financing activities of $0.1 million for the three months ended March 31, 2026 was primarily due to financing costs paid.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss and comprehensive loss	$(2,363)	$(6,371)
Other income, net*	(47)	(57)
Provision for income taxes	37	41
Depreciation and amortization	168	252
Equity-based compensation	894	731
Restructuring expenses	—	2,138
Certain litigation expenses	2,250	—
Adjusted EBITDA	$939	$(3,266)

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

On April 16, 2026, the Company entered into a new lease for its corporate headquarters office with total square footage of 10,045 square feet with anticipated commencement date of December 28, 2026 for 64 full calendar months. Total rent obligations under the new lease are expected to be approximately $2.2 million.

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For further discussion on our debt and operating lease commitments as of March 31, 2026, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of March 31, 2026. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

Our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the three months ended March 31, 2026, we had three vendors accounting for approximately 100% of our total raw material and finished goods purchases. Refer to Note 13, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying unaudited condensed consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three months ended March 31, 2026 and 2025, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Internal Control over Financial Reporting

Management determined that as of March 31, 2026, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various claims, proceedings, and litigation. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. See Note 9, Commitments and Contingencies in the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for information about certain ongoing legal proceedings.

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

Any resulting economic downturn or increase in geopolitical tensions may adversely impact consumers’ discretionary income and/or adversely affect consumer purchasing behavior, which could have a material adverse effect on our results of operations and financial condition. The uncertainty resulting from the ongoing conflicts in the Middle East have given rise and may continue to give rise to increases in costs of goods and services, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers. Tariff changes could worsen economic conditions in markets in which our products are sold, which could negatively affect the affordability of, and consumer demand for, our beverages. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation. Customers in countries like Canada that have been targets of these tariffs and have announced their retaliatory tariffs on goods produced in the United States may boycott or find our products otherwise more expensive than domestic substitutes. In addition, distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Zevia PBC
By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	May 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Amy E. Taylor
	Name:	Amy E. Taylor
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	May 6, 2026

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	May 6, 2026