Form 10-Q
period 2026-06-30
Zevia PBC
filed 2026-08-05
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 72,136,516 shares and 5,208,885 shares outstanding of the Registrant’s Class A and Class B common stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2026 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives and activities, the impact of our Productivity Initiative and our warehouse restructuring plan, including expected restructuring charges, cost savings and other benefits, the impacts of tariffs, including import tax on steel and aluminum, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand and consumer preferences, ability to effectively compete, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions with similar meanings.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2026 for the period ended December 31, 2025 (“Annual Report”), Part II, Item 1A of our Quarterly Reports on Form 10-Q, as well as our subsequent filings with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, including, but not limited to, the following:

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

•

the impact of adverse global macroeconomic conditions, including relatively high interest rates, recession fears and inflationary pressures, any potential shutdown of the U.S. government, tariffs and other tariff-related developments, changes to foreign trade policies, and geopolitical events or conflicts, including the ongoing conflicts in the Middle East;

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

•	impact from our status, duty and liability exposure as a public benefit corporation;

•	inadequacy, failure, interruption or security breaches of our information technology systems and failure to comply with data privacy and information security laws and regulations;

•	the impact of any future pandemics, epidemics, or other disease outbreaks on our business, results of operations and financial condition; and

•	other risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report and Quarterly Reports on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$28,472	$25,354
Accounts receivable, net	10,004	11,106
Inventories	17,516	20,393
Prepaid expenses and other current assets	2,610	1,367
Total current assets	58,602	58,220
Property and equipment, net	820	867
Right-of-use assets under operating leases, net	275	549
Intangible assets, net	3,105	3,135
Other non-current assets	1,376	849
Total assets	$64,178	$63,620
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,154	$17,565
Accrued expenses and other current liabilities	10,417	9,786
Current portion of operating lease liabilities	309	668
Total current liabilities	30,880	28,019
Total liabilities	30,880	28,019
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 72,136,516 and 67,486,641 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	71	67
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 5,208,885 and 7,614,823 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	6	8
Additional paid-in capital	180,390	182,226
Accumulated deficit	(136,335)	(131,262)
Total Zevia PBC stockholders’ equity	44,132	51,039
Noncontrolling interests	(10,834)	(15,438)
Total equity	33,298	35,601
Total liabilities and equity	$64,178	$63,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net sales	$45,002	$44,524	$91,093	$82,547
Cost of goods sold	22,977	22,834	46,778	41,822
Gross profit	22,025	21,690	44,315	40,725
Operating expenses:
Selling and marketing	13,062	13,375	27,597	28,698
General and administrative	8,553	8,082	17,619	15,060
Equity-based compensation	2,079	982	2,973	1,713
Depreciation and amortization	182	236	351	488
Restructuring	1,037	31	1,037	2,169
Total operating expenses	24,913	22,706	49,577	48,128
Loss from operations	(2,888)	(1,016)	(5,262)	(7,403)
Other (expense) income, net	(14)	382	35	439
Loss before income taxes	(2,902)	(634)	(5,227)	(6,964)
Provision for income taxes	12	17	50	58
Net loss and comprehensive loss	(2,914)	(651)	(5,277)	(7,022)
Loss (income) attributable to noncontrolling interest	108	(46)	204	1,099
Net loss attributable to Zevia PBC	$(2,806)	$(697)	$(5,073)	$(5,923)

Net loss per share attributable to common stockholders
Basic	$(0.04)	$(0.01)	$(0.07)	$(0.09)
Diluted	$(0.04)	$(0.01)	$(0.07)	$(0.09)

Weighted average common shares outstanding
Basic	71,833,745	66,332,703	70,029,702	64,651,141
Diluted	71,833,745	66,332,703	70,029,702	64,651,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2026	67,486,641	$67	7,614,823	$8	$182,226	$(131,262)	$(15,438)	$35,601
Vesting and release of common stock under equity incentive plans, net	980,003	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	2,405,938	2	(2,405,938)	(2)	(4,808)	—	4,808	—
Exercise of stock options	152,284	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	894	—	—	894
Net loss and comprehensive loss	—	—	—	—	—	(2,267)	(96)	(2,363)
Balance at March 31, 2026	71,024,866	$70	5,208,885	$6	$178,312	$(133,529)	$(10,726)	$34,133
Vesting and release of common stock under equity incentive plans, net	1,111,650	$1	—	—	$(1)	—	—	—
Equity-based compensation	—	—	—	—	2,079	—	—	2,079
Net loss and comprehensive loss	—	—	—	—	—	(2,806)	(108)	(2,914)
Balance at June 30, 2026	72,136,516	$71	5,208,885	$6	$180,390	$(136,335)	$(10,834)	$33,298

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2025	61,646,478	$61	11,551,235	$12	$186,148	$(121,342)	$(21,934)	$42,945
Vesting and release of common stock under equity incentive plans, net	976,345	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,394,644	4	(3,394,644)	(4)	(6,654)	—	6,654	—
Exercise of stock options	47,183	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	731	—	—	731
Net loss and comprehensive loss	—	—	—	—	—	(5,226)	(1,145)	(6,371)
Balance at March 31, 2025	66,064,650	$66	8,156,591	$8	$180,224	$(126,568)	$(16,425)	$37,305
Vesting and release of common stock under equity incentive plans, net	697,347	$1	—	—	$(1)	—	—	—
Exchange of Class B common stock for Class A common stock	525,540	—	(525,540)	—	(1,055)	—	1,055	—
Exercise of stock options	31,005	—	—	—	59	—	—	59
Equity-based compensation	—	—	—	—	982	—	—	982
Net loss and comprehensive loss	—	—	—	—	—	(697)	46	(651)
Balance at June 30, 2025	67,318,542	$67	7,631,051	$8	$180,209	$(127,265)	$(15,324)	$37,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities:
Net loss	$(5,277)	$(7,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	274	275
Depreciation and amortization	351	488
Loss on disposal of property, equipment and software, net	—	8
Amortization of debt issuance cost	43	38
Equity-based compensation	2,973	1,713
Changes in operating assets and liabilities:
Accounts receivable, net	1,102	(2,325)
Inventories	2,877	2,878
Prepaid expenses and other assets	(1,244)	90
Accounts payable	2,595	(1,000)
Accrued expenses and other current liabilities	615	772
Operating lease liabilities	(359)	(227)
Net cash provided by (used in) operating activities	3,950	(4,312)
Investing activities:
Purchases of property, equipment and software	(394)	(45)
Net cash used in investing activities	(394)	(45)
Financing activities:
Proceeds from exercise of stock options	1	59
Equity financing costs paid	(244)	(54)
Debt issuance costs paid	(195)	—
Net cash (used in) provided by financing activities	(438)	5
Net change from operating, investing, and financing activities	3,118	(4,352)
Cash and cash equivalents at beginning of period	25,354	30,653
Cash and cash equivalents at end of period	$28,472	$26,301

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$11	$69
Equity financing costs included in accounts payable	$247	$136
Equity financing costs included in accrued expenses and other current liabilities	$16	—
Conversion of Class B common stock to Class A common stock	$4,808	$7,709

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$71	$22

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three and six months ended June 30, 2026 and 2025, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

The following table disaggregates the Company’s sales by geographic location of the respective customers based on ship to location:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
U.S.	$40,614	$39,946	$83,164	$74,698
Canada	4,388	4,578	7,929	7,849
Net sales	$45,002	$44,524	$91,093	$82,547

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of  June 30, 2026 or  December 31, 2025.

4. INVENTORIES

Inventories consisted of the following as of:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$188	$115
Finished goods	17,328	20,278
Inventories	$17,516	$20,393

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of:

(in thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$1,215	$1,215
Computer equipment	217	383
Furniture and equipment	804	804
Quality control and marketing equipment	1,022	1,079
	3,258	3,481
Less accumulated depreciation	(2,438)	(2,614)
Property and equipment, net	$820	$867

For the three months ended  June 30, 2026 and 2025, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.2 million, respectively. For the six months ended  June 30, 2026 and 2025, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.3 million and $0.4 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following tables provide information pertaining to the Company’s intangible assets as of:

	June 30, 2026
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	2.1	$1,289	$(1,186)	$103
Customer relationships	5.0	3,007	(3,005)	2
		4,296	(4,191)	105
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,296	$(4,191)	$3,105

	December 31, 2025
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	2.6	$1,289	$(1,156)	$133
Customer relationships	5.0	3,007	(3,005)	2
		4,296	(4,161)	135
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,296	$(4,161)	$3,135

For the three months ended  June 30, 2026 and 2025, total amortization expense amounted to less than $0.1 million and $0.1 million, respectively, including less than $0.1 million and less than  $0.1 million, respectively, of amortization expense related to software. For the six months ended  June 30, 2026 and 2025, total amortization expense amounted to less than $0.1 million and $0.1 million, respectively, including less than $0.1 million and less than  $0.1 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three and six months ended June 30, 2026 and 2025, respectively.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2026	$25
2027	47
2028	32
2029	1
Expected amortization expense for intangible assets with definite lives	$105

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. On May 15, 2026, the Borrower entered into a First Amendment to the Loan and Security Agreement which extended the maturity date to February 22, 2030. As of  June 30, 2026 and December 31, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit, as amended, bear interest based on either, at the Borrower’s option, the Term Secured Overnight Financing rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit, as amended, the Borrower must satisfy the following financial covenants: (i) until the Borrower has achieved a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive fiscal quarters (or six consecutive months, as applicable), a minimum liquidity requirement of at least $7 million, at all times, and (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any 12 month period following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each 12 month period thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of  June 30, 2026, the Borrower was in compliance with these financial covenants.

8. LEASES

The Company leases its office space for its corporate headquarters which has a remaining lease term of 6 months. In September 2024, the Company entered into an agreement to sublease 8,468 square feet of the 20,185 square feet of leased office space. The sublease term is from October 8, 2024 to December 31, 2026.

The Company’s recognized lease costs include:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$147	$159	$297	$322
Sublease income(1)	52	52	103	103

(1)	Operating lease cost and sublease income are recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents information about our weighted average discount rate and remaining lease term as of:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (months)	6.0	12.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	June 30, 2026
Remainder of 2026	$315
Total lease payments	315
Less imputed interest	(6)
Present value of lease liabilities	$309

On April 16, 2026, the Company entered into a new lease for its corporate headquarters office with total square footage of 10,045 square feet. The lease has a term of 64 full calendar months commencing on the lease commencement date, which is expected to occur in the fourth quarter of 2026. Total rent obligations under the new lease are expected to be approximately $2.2 million.

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of  June 30, 2026, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

The Company is subject to litigation in the United States District Court in the Central District of California where the plaintiff alleges that certain claims on the Company’s product labels are misleading. During the six months ended June 30, 2026, the Company recorded a litigation reserve of $1.9 million, which represents management's best estimate of the probable loss associated with this matter, included under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The accrual is included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets as of June 30, 2026. Through mediation, the Parties reached a tentative settlement on April 20, 2026, and submitted a Notice of Settlement to the Court on April 22, 2026. On April 23, 2026, the Court issued an order setting an initial July 20, 2026 deadline for Plaintiff to file a motion for preliminary approval of the settlement, and such deadline has been extended to August 10, 2026.

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	June 30, 2026	December 31, 2025
Accrued employee compensation benefits	$2,187	$3,762
Accrued direct selling costs	1,541	1,422
Accrued customer paid bottle deposits	2,760	2,510
Accrued marketing expenses	1,192	730
Accrued other	2,737	1,362
Total	$10,417	$9,786

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

As of  June 30, 2026, the 2021 Plan provides for future grants and/or issuances of up to approximately 1.8 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a 10-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period. There were no stock options granted during the six months ended June 30, 2026 and 2025.

The following is a summary of stock option activity for the six months ended June 30, 2026:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2026	2,545,491	$3.19
Granted	—	$—
Exercised	(152,284)	$0.01
Forfeited and expired	(90,264)	$3.89
Balance as of June 30, 2026	2,302,943	$3.37	5.7	$516
Exercisable at the end of the period	1,783,179	$3.51	5.3	$470
Vested and expected to vest	2,302,943	$3.37	5.7	$516

The total intrinsic values of stock options exercised during the six months ended June 30, 2026 was $0.2 million.

As of  June 30, 2026, total unrecognized compensation expense related to unvested stock options was $0.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

The Company granted RSUs to members of the Board of Directors and its employees. The Company's outstanding RSUs typically vest over four years with vesting contingent upon continuous service. The Company determines the fair value of the RSUs using the market price of the common stock on the date of grant.

The following is a summary of RSU activity for the six months ended June 30, 2026:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2026	3,567,745	$2.06
Granted	5,813,321	$1.23
Vested	(2,091,653)	$1.78
Forfeited	(235,417)	$1.92
Balance unvested at June 30, 2026	7,053,996	$1.46	$11,498
Expected to vest at June 30, 2026	7,053,996	$1.46	$11,498

As of  June 30, 2026, total unrecognized compensation expense related to unvested RSUs was $9.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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

During the six months ended June 30, 2026, the Compensation Committee of the Board of Directors approved the grant of 772,011 shares of PSUs (at target performance) to certain executives. The PSUs cliff vest after three years from the grant date based on continuous service, with the number of shares earned (50% to 200% of the target awarded) depending upon the extent to which the Company achieves certain revenue metric measured over the period beginning January 1, 2026 and ending December 31, 2028. The aggregate grant date fair value was $1.0 million, or $1.24 weighted average per share. Total unrecognized compensation expense related to outstanding PSUs issued to executives as of June 30, 2026, was $1.0 million and is expected to be expensed over the next 2.7 years, if probable of vesting.

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

Since the Company operates as a single operating segment, the unaudited condensed consolidated statements of operations and comprehensive loss present the significant expenses. Significant expenses also include direct selling expenses and marketing expenses presented as selling and marketing expenses in the unaudited condensed statements of operations and comprehensive loss.  For the three months ended  June 30, 2026 and 2025, direct selling expenses amounted to $8.1 million and $8.7 million, respectively, and marketing expenses amounted to $5.0 million and $4.7 million, respectively. For the six months ended  June 30, 2026 and 2025, direct selling expenses amounted to $17.4 million and $17.8 million, respectively, and marketing expenses amounted to $10.2 million and $10.9 million, respectively. The Company has no intra-entity transfers or sales. The other information required under ASC 280, Segment Reporting, is provided in the notes to condensed consolidated financial statements including the Company’s products in Note 1, Description of Business and Note 3, Revenues. In addition, interest income for the three months ended  June 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively. Interest income for the six months ended June 30, 2026 and 2025 was $0.4 million and $0.4 million, respectively.

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	*	*	*	12%
Customer C	17%	12%	17%	13%
Customer J	14%	15%	14%	14%

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	June 30, 2026	December 31, 2025
Customer B	13%	*
Customer H	11%	11%
Customer I	*	10%
Customer J	11%	22%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Vendor D	34%	31%	30%	31%
Vendor E	32%	32%	36%	32%
Vendor F	34%	37%	34%	36%

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(2,914)	$(651)		$(5,277)	$(7,022)
Less: net loss (income) attributable to noncontrolling interests	108	(46)		204	1,099
Add: adjustment to reallocate net loss to controlling interest	—	(4)	(1)	-	(81)	(1)
Net loss to Zevia PBC - basic and diluted	$(2,806)	$(701)		$(5,073)	$(6,004)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	71,833,745	66,332,703		70,029,702	64,623,635
Add: weighted average shares of vested and unreleased RSUs	—	—		—	27,506	(2)
Weighted-average basic and diluted	71,833,745	66,332,703		70,029,702	64,651,141

Loss per share of Class A common stock – basic	$(0.04)	$(0.01)		$(0.07)	$(0.09)
Loss per share of Class A common stock – diluted	$(0.04)	$(0.01)		$(0.07)	$(0.09)

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

Zevia LLC Class B units, stock options, RSUs and PSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Zevia LLC Class B units exchangeable to shares of Class A common stock	5,208,885	8,017,987	6,112,773	9,324,732
Stock options	2,303,621	2,721,477	2,392,864	2,770,352
Restricted stock units and performance stock units	6,519,208	4,196,830	5,068,250	3,977,903

15.  CAPITAL STOCK

At-The-Market Offering Program

On August 12, 2025, the Company and its wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which the Company may sell from time to time through the Agent, shares of the Company’s Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with the Company’s prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement. The Agreement contains customary representations, warranties and covenants of the Company and Zevia LLC, and conditions to the Agent’s obligations to sell the Common Stock in the Offering. The Company and Zevia LLC have agreed jointly and severally to provide to the Agent customary indemnification and contribution rights. The Company will also reimburse the Agent for certain specified expenses in connection with establishing and maintaining the Offering. The Company has no obligation to sell any Common Stock under the Agreement, and may at any time suspend solicitation and sales in the Offering. The Agreement may be terminated at any time, for any reason, by either the Company or the Agent upon prior notice to the other party. During the period from August 12, 2025 to June 30, 2026, the Company elected not to issue shares under this Agreement.

16. RESTRUCTURING

In May 2024, the Company initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As part of the ongoing Productivity Initiative, in January 2025, the Company approved a reduction in workforce. As a result, the Company recognized less than $0.1 million and $2.2 million of costs primarily related to employee termination expenses for the three and six months ended June 30, 2025, respectively. Restructuring charges related to the Productivity Initiative were completed as of December 31, 2025.

In the second quarter of 2026, the Company initiated a restructuring plan aimed at improving the efficiency of its warehouse operations and optimizing its warehouse footprint. The plan includes transitioning to a more efficient warehouse location and streamlining related logistics activities. For the three and six months ended June 30, 2026, the Company recognized $1.0 million of costs primarily consisting of contract termination costs and freight costs to transfer inventories. These amounts are included under restructuring in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of  June 30, 2026, accrued restructuring costs of $0.3 million and $0.2 million, respectively, are included under accounts payable and accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. As of December 31, 2025, accrued restructuring costs of $0.5 million are included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. These expenses are expected to be substantially paid by the end of 2026.

17. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 93.2% and 89.8% as of  June 30, 2026 and  December 31, 2025, respectively.

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

As of  June 30, 2026, the Company believes, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of  June 30, 2026; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $59.2 million and $58.9 million at  June 30, 2026 and  December 31, 2025, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the six months ended June 30, 2026. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its unaudited condensed consolidated statements of operations and comprehensive loss.

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

Key Events During the First Half of 2026

Leadership Transition

In June 2026, the Board of Directors appointed current director, Alexandre I. Ruberti to succeed Amy Taylor as the Company's President and Chief Executive Officer.

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

In the second quarter of 2026, the Company initiated a restructuring plan aimed at improving the efficiency of its warehouse operations and optimizing its warehouse footprint. The plan includes transitioning to a more efficient warehouse location and streamlining related logistics activities. For the three and six months ended June 30, 2026, the Company recognized $1.0 million of costs primarily consisting of contract termination costs and freight costs to transfer inventories. Additional restructuring charges or cash expenditures may be incurred as the Company makes further progress on this initiative, which we expect to be substantially completed by the third quarter of 2026. Once the transition is complete, the Company expects the restructuring to result in annualized cost savings of approximately $4.1 million.

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

The following summarizes the components of our results of operations for the three and six months ended June 30, 2026 and 2025, respectively.

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

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Due to the implementation of tariffs, we saw an increase in our cost of goods sold throughout 2025 and in the first half of 2026, and expect a continued increase in our cost of goods going forward.

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

Our selling expenses are expected to increase in the short-term due to higher freight costs driven by increased fuel rates, which have been affected by the ongoing conflicts in the Middle East. Over time, we expect selling expenses to decrease as a percentage of net sales as a result of our Productivity Initiative and continued focus on supply chain cost improvements, including the warehouse restructuring plan, although fluctuations in fuel rates may affect the timing and extent of these anticipated savings.

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

During the three months ended June 30, 2026, we recognized $1.0 million of equity-based compensation expense related to awards granted in connection with endorsement agreement with Cardi B. Excluding the impact of non-employee grants, our equity-based compensation expense is expected to remain relatively consistent in absolute dollars but decline as a percentage of net sales over time.

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

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except per share amounts)
Net sales	$45,002	$44,524	$91,093	$82,547
Cost of goods sold	22,977	22,834	46,778	41,822
Gross profit	22,025	21,690	44,315	40,725
Operating expenses:
Selling and marketing	13,062	13,375	27,597	28,698
General and administrative	8,553	8,082	17,619	15,060
Equity-based compensation	2,079	982	2,973	1,713
Depreciation and amortization	182	236	351	488
Restructuring	1,037	31	1,037	2,169
Total operating expenses	24,913	22,706	49,577	48,128
Loss from operations	(2,888)	(1,016)	(5,262)	(7,403)
Other (expense) income, net	(14)	382	35	439
Loss before income taxes	(2,902)	(634)	(5,227)	(6,964)
Provision for income taxes	12	17	50	58
Net loss and comprehensive loss	(2,914)	(651)	(5,277)	(7,022)
Loss (income) attributable to noncontrolling interest	108	(46)	204	1,099
Net loss attributable to Zevia PBC	$(2,806)	$(697)	$(5,073)	$(5,923)

Net loss per share attributable to common stockholders
Basic	$(0.04)	$(0.01)	$(0.07)	$(0.09)
Diluted	$(0.04)	$(0.01)	$(0.07)	$(0.09)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Cost of goods sold	51%	51%	51%	51%
Gross profit	49%	49%	49%	49%
Operating expenses:
Selling and marketing	29%	30%	30%	35%
General and administrative	19%	18%	19%	18%
Equity-based compensation	5%	2%	3%	2%
Depreciation and amortization	0%	1%	0%	1%
Restructuring	2%	0%	1%	3%
Total operating expenses	55%	51%	54%	58%
Loss from operations	(6)%	(2)%	(6)%	(9)%
Other (expense) income, net	(0)%	1%	0%	1%
Loss before income taxes	(6)%	(1)%	(6)%	(8)%
Provision for income taxes	0%	0%	0%	0
Net loss and comprehensive loss	(6)%	(1)%	(6)%	(9)%
Loss (income) attributable to noncontrolling interest	0%	(0)%	0%	1%
Net loss attributable to Zevia PBC	(6)%	(2)%	(6)%	(7)%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net Sales

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Net sales	$45,002	$44,524	$478	1.1%

Net sales were $45.0 million for the three months ended June 30, 2026 as compared to $44.5 million for the three months ended June 30, 2025. Equivalized cases sold were 3.4 million during the three months ended June 30, 2026 as compared to 3.5 million during the three months ended June 30, 2025. The increase in net sales was primarily due to pricing actions which increased net sales by $2.2 million, partially offset by a 3.7% decrease in the number of equivalized cases sold, which reduced net sales by $1.7 million. The decrease in volume primarily reflected the comparison against distribution load-ins in the prior-year period. We define an equivalized case as a 288 fluid ounce case.

Cost of Goods Sold

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Cost of goods sold	$22,977	$22,834	$143	0.6%

Cost of goods sold was $23.0 million for the three months ended June 30, 2026 as compared to $22.8 million for the three months ended June 30, 2025. The increase of $0.1 million, or 0.6%, was largely due to unfavorable unit costs of $1.0 million driven by aluminum tariffs. This increase was partially offset by improvements in unit costs related to the Productivity Initiative and decreased volumes which resulted in $0.9 million of lower costs of goods sold.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Gross profit	$22,025	$21,690	$335	1.5%
Gross margin	48.9%	48.7%		0.2%

Gross profit was $22.0 million for the three months ended June 30, 2026 as compared to $21.7 million for the three months ended June 30, 2025. The increase in gross profit of $0.3 million, or 1.5%, was primarily attributable to the benefit of pricing actions, partially offset by unfavorable unit costs driven by tariffs.

Gross margin for the three months ended June 30, 2026 increased to 48.9% from 48.7% in the prior-year period. The increase was primarily driven by pricing actions, partially offset by unfavorable unit costs driven by tariffs.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Selling and marketing expenses	$13,062	$13,375	$(313)	(2.3)%

Selling and marketing expenses were $13.1 million for the three months ended June 30, 2026 as compared to $13.4 million for the three months ended June 30, 2025. Marketing expenses were $5.0 million for the three months ended June 30, 2026 as compared to $4.7 million for the three months ended June 30, 2025, an increase of $0.3 million, or 5.5%. Selling expenses were $8.1 million for the three months ended June 30, 2026 as compared to $8.7 million for the three months ended June 30, 2025, a decrease of $0.6 million, or 6.6%.

The increase in marketing expenses of $0.3 million was driven by increased investments to drive brand awareness.

The decrease in selling expenses of $0.6 million was primarily due to lower warehousing costs of $0.5 million, driven by benefits realized from the Productivity Initiative and lower inventory levels, reduced repackaging costs of $0.3 million resulting from the automation of certain processes, lower distribution fees of $0.3 million, and lower other direct selling costs of $0.3 million. These decreases were partially offset by higher freight costs of $0.8 million, primarily due to higher fuel rates.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
General and administrative expenses	$8,553	$8,082	$471	5.8%

General and administrative expenses were $8.6 million for the three months ended June 30, 2026 as compared to $8.1 million for the three months ended June 30, 2025. The increase of $0.5 million, or 5.8%, was primarily driven by higher personnel-related costs of $0.3 million due to increased headcount, higher outside services of $0.2 million, higher donated inventory of $0.1 million, and higher information technology and software costs of $0.1 million. These increases were partially offset by a $0.3 million decrease in accrued variable compensation expense.

Equity-Based Compensation Expenses

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Equity-based compensation expenses	$2,079	$982	$1,097	111.7%

Equity-based compensation expenses were $2.1 million for the three months ended June 30, 2026 as compared to $1.0 million for the three months ended June 30, 2025, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The increase of $1.1 million was primarily attributable to $1.0 million of equity awards granted in connection with the Company's brand endorsement agreement with Cardi B.

Restructuring Expenses

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Restructuring expenses	$1,037	$31	$1,006	3261.0%

Restructuring expenses were $1.0 million for the three months ended June 30, 2026, as compared to less than $0.1 million for the three months ended June 30, 2025. Restructuring expenses in the current-year period primarily consisted of contract termination costs and freight costs incurred to transfer inventory as part of the Company's restructuring plan. Restructuring charges for the three months ended June 30, 2026, would be included within selling and marketing expenses if not presented as a separate line item in the unaudited consolidated statements of operations and comprehensive loss.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Sales

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Net sales	$91,093	$82,547	$8,546	10.4%

Net sales were $91.1 million for the six months ended June 30, 2026 as compared to $82.5 million for the six months ended June 30, 2025. Equivalized cases sold were 6.9 million during the six months ended June 30, 2026 as compared to 6.5 million during the six months ended June 30, 2025. The increase in net sales was primarily attributable to a 7.3% increase in the number of equivalized cases sold, which resulted in $6.0 million higher net sales and was largely the result of expanded distribution at one customer in the club channel as well as higher volumes in the e-commerce channel. The increase also reflects $1.9 million from pricing actions and a $0.6 million decrease in allowance for incentives and discounts.

Cost of Goods Sold

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Cost of goods sold	$46,778	$41,822	$4,956	11.9%

Cost of goods sold was $46.8 million for the six months ended June 30, 2026 as compared to $41.8 million for the six months ended June 30, 2025. The increase of $5.0 million, or 11.9%, was largely due to increased volumes which resulted in $3.0 million of higher costs of goods sold and unfavorable unit costs of $1.9 million driven by tariffs. The impact of tariffs was partially mitigated by unit cost improvements resulting from the Productivity Initiative.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Gross profit	$44,315	$40,725	$3,590	8.8%
Gross margin	48.6%	49.3%		(0.7)%

Gross profit was $44.3 million for the six months ended June 30, 2026 as compared to $40.7 million for the six months ended June 30, 2025. The increase in gross profit of $3.6 million, or 8.8%, was primarily due to higher volumes and lower spend on promotional activity, partially offset by unfavorable unit costs.

Gross margin for the six months ended June 30, 2026 decreased to 48.6% from 49.3% in the prior-year period. The decrease was primarily due to unfavorable unit costs, partially offset by the benefits of pricing actions and lower promotional activity.

Selling and Marketing Expenses

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Selling and marketing expenses	$27,597	$28,698	$(1,101)	(3.8)%

Selling and marketing expenses were $27.6 million for the six months ended June 30, 2026 as compared to $28.7 million for the six months ended June 30, 2025. Marketing expenses were $10.2 million for the six months ended June 30, 2026 as compared to $10.9 million for the six months ended June 30, 2025, a decrease of $0.7 million, or 6.9%. Selling expenses were $17.4 million for the six months ended June 30, 2026 as compared to $17.8 million for the six months ended June 30, 2025, a decrease of $0.4 million, or 2.0%.

The decrease in marketing expenses of $0.7 million was due to the timing of marketing campaigns.

The decrease in selling expenses of $0.4 million was primarily due to reduced repackaging costs of $0.7 million resulting from the automation of certain processes, lower warehousing costs of $0.6 million driven by benefits realized from the Productivity Initiative and lower inventory levels, lower distribution fees of $0.5 million, and lower other direct selling costs of $0.3 million. These decreases were partially offset by higher freight costs of $1.7 million, primarily due to higher fuel rates.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
General and administrative expenses	$17,619	$15,060	$2,559	17.0%

General and administrative expenses were $17.6 million for the six months ended June 30, 2026 as compared to $15.1 million for the six months ended June 30, 2025. The increase of $2.6 million, or 17.0%, was primarily driven by $2.4 million of expenses recognized associated with the settlement of litigation.

Equity-Based Compensation Expenses

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Equity-based compensation expenses	$2,973	$1,713	$1,260	73.6%

Equity-based compensation expenses were $3.0 million for the six months ended June 30, 2026 as compared to $1.7 million for the six months ended June 30, 2025, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The increase of $1.3 million was primarily attributable to $1.0 million of equity awards granted in connection with the Company's brand endorsement agreement with Cardi B.

Restructuring Expenses

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Restructuring expenses	$1,037	$2,169	$(1,132)	(52.2)%

Restructuring expenses were $1.0 million for the six months ended June 30, 2026, as compared to $2.2 million for the six months ended June 30, 2025. Restructuring expenses in the current-year period primarily consisted of contract termination costs and freight costs incurred to transfer inventory as part of the Company's restructuring plan. Restructuring charges for the six months ended June 30, 2026, would be included within selling and marketing expenses if not presented as a separate line item in the unaudited consolidated statements of operations and comprehensive loss. The restructuring expenses in the prior period primarily included employee related severance costs.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2026, we had $28.5 million in cash and cash equivalents. We believe that our cash and cash equivalents as of June 30, 2026, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

On August 12, 2025, we and our wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which we may sell from time to time through the Agent, shares of Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with our prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, we will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement. During the period from August 12, 2025 to June 30, 2026, we elected not to issue shares under this Agreement.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. The Secured Revolving Line of Credit matures on February 22, 2027. On May 15, 2026, the Borrower entered into a First Amendment to the Loan and Security Agreement which extended the maturity date to February 22, 2030. As of June 30, 2026, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

Loans under the Secured Revolving Line of Credit, as amended, bear interest based on either, at the Borrower's option, the Term Secured Overnight Financing rate plus an applicable margin between 1.50% to 2.00% or the Base Rate (customarily defined) plus an applicable margin between 0.50% to 1.00% with margin, in each case, determined by the average daily availability under the Secured Revolving Line of Credit.

Under the Secured Revolving Line of Credit, as amended, the Borrower must satisfy the following financial covenants: (i) until the Borrower has achieved a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive fiscal quarters (or six consecutive months, as applicable), a minimum liquidity requirement of at least $7 million, at all times, and (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any 12 month period following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each 12 month period thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of June 30, 2026, the Borrower was in compliance with these financial covenants.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$3,950	$(4,312)
Investing activities	$(394)	$(45)
Financing activities	$(438)	$5

Net Cash Provided by (Used in) Operating Activities

Our cash flows provided by or used in operating activities are primarily influenced by working capital requirements.

Net cash provided by operating activities of $4.0 million for the six months ended June 30, 2026 was primarily driven by a net increase in cash related to changes in operating assets and liabilities of $5.6 million and non-cash expenses of $3.6 million primarily related to equity-based compensation and depreciation and amortization expense, partially offset by a net loss of $5.3 million. Changes in cash flows related to operating assets and liabilities were primarily due to a $2.9 million decrease in inventories resulting from inventory management initiatives, decreased accounts receivable of $1.1 million driven by timing of collections, increased accounts payable, accrued expenses, and other current liabilities of $3.2 million due to timing of purchases and inventory production, partially offset by increased prepaid expenses and other assets of $1.2 million driven by timing of payments and decreased operating lease liabilities of $0.4 million.

Net cash used in operating activities of $4.3 million for the six months ended June 30, 2025 was primarily driven by a net loss of $7.0 million, partially offset by non-cash expenses of $2.5 million primarily related to equity-based compensation and depreciation and amortization expense, and a net increase in cash related to changes in operating assets and liabilities of $0.2 million. Changes in cash flows related to operating assets and liabilities were primarily due to a decrease in inventories of $2.9 million due to decreased production of inventory as inventory levels are managed, partially offset by an increase in accounts receivable of $2.3 million largely due to the increase in net sales, a net decrease in accounts payable, accrued expenses and other current liabilities of $0.2 million due to timing of purchases and decreased production of inventory.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.4 million for the six months ended June 30, 2026 was primarily due to purchases of quality control equipment for use in ongoing operations.

Net cash used in investing activities of less than $0.1 million for the six months ended June 30, 2025 was primarily due to purchases of computer equipment and quality control equipment for use in ongoing operations.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $0.4 million for the six months ended June 30, 2026 was primarily due to equity financing costs paid of $0.2 million and payments of debt issuance costs of $0.2 million.

Net cash provided by financing activities of less than $0.1 million for the six months ended June 30, 2025 was primarily due to proceeds from the exercise of stock options offset by financing costs paid.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss and comprehensive loss	$(2,914)	$(651)	$(5,277)	$(7,022)
Other expense (income), net*	14	(382)	(35)	(439)
Provision for income taxes	12	17	50	58
Depreciation and amortization	182	236	351	488
Equity-based compensation	2,079	982	2,973	1,713
Restructuring expenses	1,037	31	1,037	2,169
Certain litigation expenses	113	—	2,363	—
Adjusted EBITDA	$523	$233	$1,462	$(3,033)

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

On April 16, 2026, the Company entered into a new lease for its corporate headquarters office with total square footage of 10,045 square feet. The lease has a term of 64 full calendar months commencing on the lease commencement date, which is expected to occur in the fourth quarter of 2026. Total rent obligations under the new lease are expected to be approximately $2.2 million.

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For further discussion on our debt and operating lease commitments as of June 30, 2026, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of June 30, 2026. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

During the first quarter of 2025, the U.S. government announced tariffs on certain imports, including imports from Canada. Although certain tariffs imposed by the U.S. were struck down by the Supreme Court in February 2026, the U.S. has imposed alternative tariffs under other statutory authority. We currently believe that our production in Canada is exempt from these tariffs under the United States-Mexico-Canada Agreement ("USMCA"), but this is an area that continues to evolve and there is no assurance that our production in Canada will not be subject to tariffs in the future.

Our contract manufacturers’ ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain.

Our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the three and six months ended June 30, 2026, we had three vendors accounting for approximately 100% of our total raw material and finished goods purchases. Refer to Note 13, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying unaudited condensed consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and six months ended June 30, 2026 and 2025, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the foregoing evaluation, management determined that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Internal Control over Financial Reporting

Management determined that as of June 30, 2026, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2026 (the “Q1 2026 Form 10-Q”). Except as set forth in the Q1 2026 Form 10-Q, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Except as disclosed below, there were no other sales of unregistered securities during the three months ended June 30, 2026.

In connection with the services provided under the agency agreement, on May 7, 2026, we issued 123,288 shares of the Company’s Class A common stock to United Entertainment Group Holdings, LLC. This issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended  June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1*	First Amendment to Loan and Security Agreement dated May 15, 2026 by and among Zevia PBC, as borrower, the lenders party thereto and Bank of America, N.A., as agent.

10.2#*	Offer Letter dated June 10, 2026 between Zevia PBC and Alexandre Ruberti.

10.3#*	Severance Agreement dated June 15, 2026 between Zevia PBC and Alexandre Ruberti.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevia PBC
By:		/s/ Alexandre Ruberti
	Name:	Alexandre Ruberti
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Alexandre Ruberti
	Name:	Alexandre Ruberti
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	August 5, 2026

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	August 5, 2026