Form 10-Q
period 2026-09-30
Zevia PBC
filed 2026-11-04
CIK 1854139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 72,180,311 shares, 5,208,885 shares and 15,000 shares outstanding of the Registrant’s Class A, Class B common stock and Series A preferred stock, respectively, $0.001 par value per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2026 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial known and unknown risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, expectations about capital allocation, investment activities, the completion of announced financing activities and our receipt of related proceeds, sourcing of raw materials, the impact of our supply chain challenges, logistics, distribution and marketing initiatives and activities, the impact of our Productivity Initiative and our warehouse restructuring plan, including expected restructuring charges, cost savings and other benefits, the impacts of tariffs, including import tax on steel and aluminum, factors and trends in our business, including seasonality, future expenses or payments under the TRA (as defined below), shifting market demand and consumer preferences, ability to effectively compete, validity of our trademarks and other intellectual property, impact of government regulations, liquidity and capital requirements, including the sufficiency of our cash and liquidity or sources of capital, satisfying commitments, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “on track,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar words, terms or expressions with similar meanings.

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

•	fluctuation in our net sales and earnings as a result of price concessions, promotional activities and chargebacks;

•	loss of any registered trademark or other intellectual property or actual or alleged claims of infringement of intellectual property rights;

•	our history of losses and potential inability to achieve or maintain profitability;

•	failure to satisfy the conditions to the Deferred Closing of the Series A Preferred Stock financing (each as defined below);

•	failure to attract, hire, train or retain qualified personnel, manage our future growth effectively or maintain our company culture;

•

the impact of adverse global macroeconomic conditions, including relatively high interest rates, recession fears and inflationary pressures, any potential shutdown of the U.S. government, tariffs and other tariff-related developments, increased oil prices, changes to foreign trade policies, and geopolitical events or conflicts, including the ongoing conflicts in the Middle East;

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ZEVIA PBC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$29,513	$25,354
Accounts receivable, net	10,073	11,106
Inventories	15,142	20,393
Prepaid expenses and other current assets	1,866	1,367
Total current assets	56,594	58,220
Property and equipment, net	826	867
Right-of-use assets under operating leases, net	137	549
Intangible assets, net	3,093	3,135
Other non-current assets	1,980	849
Total assets	$62,630	$63,620
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,661	$17,565
Accrued expenses and other current liabilities	11,607	9,786
Current portion of operating lease liabilities	187	668
Total current liabilities	30,455	28,019
Total liabilities	30,455	28,019
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.001 par value. 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.001 par value. 550,000,000 shares authorized, 72,177,425 and 67,486,641 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	71	67
Class B common stock, $0.001 par value. 250,000,000 shares authorized, 5,208,885 and 7,614,823 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	6	8
Additional paid-in capital	181,425	182,226
Accumulated deficit	(138,444)	(131,262)
Total Zevia PBC stockholders’ equity	43,058	51,039
Noncontrolling interests	(10,883)	(15,438)
Total equity	32,175	35,601
Total liabilities and equity	$62,630	$63,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net sales	$48,343	$40,844	$139,436	$123,391
Cost of goods sold	25,902	22,227	72,680	64,049
Gross profit	22,441	18,617	66,756	59,342
Operating expenses:
Selling and marketing	15,145	12,665	42,742	41,363
General and administrative	8,259	7,673	25,878	22,733
Equity-based compensation	1,035	950	4,008	2,663
Depreciation and amortization	163	202	514	690
Restructuring	—	—	1,037	2,169
Total operating expenses	24,602	21,490	74,179	69,618
Loss from operations	(2,161)	(2,873)	(7,423)	(10,276)
Other (expense) income, net	(2)	(7)	33	432
Loss before income taxes	(2,163)	(2,880)	(7,390)	(9,844)
(Benefit from) provision for income taxes	(5)	(32)	45	26
Net loss and comprehensive loss	(2,158)	(2,848)	(7,435)	(9,870)
Loss attributable to noncontrolling interest	49	162	253	1,261
Net loss attributable to Zevia PBC	$(2,109)	$(2,686)	$(7,182)	$(8,609)

Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.04)	$(0.10)	$(0.13)
Diluted	$(0.03)	$(0.04)	$(0.10)	$(0.13)

Weighted average common shares outstanding
Basic	72,139,840	67,326,383	70,740,810	65,552,688
Diluted	72,139,840	67,326,383	70,740,810	65,552,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2026	67,486,641	$67	7,614,823	$8	$182,226	$(131,262)	$(15,438)	$35,601
Vesting and release of common stock under equity incentive plans, net	980,003	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	2,405,938	2	(2,405,938)	(2)	(4,808)	—	4,808	—
Exercise of stock options	152,284	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	894	—	—	894
Net loss and comprehensive loss	—	—	—	—	—	(2,267)	(96)	(2,363)
Balance at March 31, 2026	71,024,866	$70	5,208,885	$6	$178,312	$(133,529)	$(10,726)	$34,133
Vesting and release of common stock under equity incentive plans, net	1,111,650	$1	—	—	$(1)	—	—	—
Equity-based compensation	—	—	—	—	2,079	—	—	2,079
Net loss and comprehensive loss	—	—	—	—	—	(2,806)	(108)	(2,914)
Balance at June 30, 2026	72,136,516	$71	5,208,885	$6	$180,390	$(136,335)	$(10,834)	$33,298
Vesting and release of common stock under equity incentive plans, net	40,909	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,035	—	—	1,035
Net loss and comprehensive loss	—	—	—	—	—	(2,109)	(49)	(2,158)
Balance at September 30, 2026	72,177,425	$71	5,208,885	$6	$181,425	$(138,444)	$(10,883)	$32,175

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total
(in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	interest	Equity
Balance at January 1, 2025	61,646,478	$61	11,551,235	$12	$186,148	$(121,342)	$(21,934)	$42,945
Vesting and release of common stock under equity incentive plans, net	976,345	1	—	—	(1)	—	—	—
Exchange of Class B common stock for Class A common stock	3,394,644	4	(3,394,644)	(4)	(6,654)	—	6,654	—
Exercise of stock options	47,183	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	731	—	—	731
Net loss and comprehensive loss	—	—	—	—	—	(5,226)	(1,145)	(6,371)
Balance at March 31, 2025	66,064,650	$66	8,156,591	$8	$180,224	$(126,568)	$(16,425)	$37,305
Vesting and release of common stock under equity incentive plans, net	697,347	$1	—	—	$(1)	—	—	—
Exchange of Class B common stock for Class A common stock	525,540	—	(525,540)	—	(1,055)	—	1,055	—
Exercise of stock options	31,005	—	—	—	59	—	—	59
Equity-based compensation	—	—	—	—	982	—	—	982
Net loss and comprehensive loss	—	—	—	—	—	(697)	46	(651)
Balance at June 30, 2025	67,318,542	$67	7,631,051	$8	$180,209	$(127,265)	$(15,324)	$37,695
Vesting and release of common stock under equity incentive plans, net	36,940	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	16,228	—	(16,228)	—	(33)	—	33	—
Equity-based compensation	—	—	—	—	950	—	—	950
Net loss and comprehensive loss	—	—	—	—	—	(2,686)	(162)	(2,848)
Balance at September 30, 2025	67,371,710	$67	7,614,823	$8	$181,126	$(129,951)	$(15,453)	$35,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities:
Net loss	$(7,435)	$(9,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease expense	412	412
Depreciation and amortization	514	690
Loss on disposal of property, equipment and software, net	5	7
Amortization of debt issuance cost	75	57
Equity-based compensation	4,008	2,663
Changes in operating assets and liabilities:
Accounts receivable, net	1,033	(1,813)
Inventories	5,251	4,490
Prepaid expenses and other assets	(499)	100
Accounts payable	1,207	(1,573)
Accrued expenses and other current liabilities	1,375	1,124
Operating lease liabilities	(481)	(483)
Net cash provided by (used in) operating activities	5,465	(4,196)
Investing activities:
Purchases of property, equipment and software	(563)	(226)
Net cash used in investing activities	(563)	(226)
Financing activities:
Proceeds from exercise of stock options	1	59
Equity financing costs paid	(548)	(261)
Debt issuance costs paid	(195)	—
Net cash used in financing activities	(743)	(202)
Net change from operating, investing, and financing activities	4,159	(4,624)
Cash and cash equivalents at beginning of period	25,354	30,653
Cash and cash equivalents at end of period	$29,513	$26,029

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$4	$52
Equity financing costs included in accounts payable	$149	$87
Equity financing costs included in accrued expenses and other current liabilities	$446	—
Conversion of Class B common stock to Class A common stock	$4,808	$7,742

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$74	$23
Cash paid for interest	$115	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEVIA PBC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Organization and operations

Zevia PBC (the “Company,” “we,” “us,” “our”) is a better-for-you beverage company that develops, markets, sells, and distributes naturally delicious, zero sugar beverages. We are a Delaware public benefit corporation and have been designated as a “Certified B Corporation,” and are focused on addressing the global health challenges resulting from excess sugar consumption by offering a broad portfolio of zero sugar, zero calorie, naturally sweetened beverages. All Zevia® beverages are Non-GMO Project verified, gluten-free, Kosher, and vegan, and include a variety of flavors across Soda and Energy drinks. Our products are distributed and sold principally across the United States (“U.S.”) and Canada through a diverse network of major retailers in the grocery, drug, warehouse club, mass, natural, convenience and e-commerce channels and in natural product stores and specialty outlets. The Company’s products are manufactured and maintained at third-party beverage production and warehousing facilities located in both the U.S. and Canada.

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

On January 1, 2022, the Company and Zevia LLC entered into a service agreement to transfer the services of all employees of the Company to Zevia LLC. Under terms of the service agreement between the entities, the payroll costs of employees are borne by Zevia LLC while certain other non-payroll costs, such as those associated with stock compensation arrangements, remain with the Company. In addition, pursuant to the Thirteenth Amended and Restated Limited Liability Company Agreement of Zevia LLC, dated as of July 21, 2021, Zevia LLC shall reimburse the Company for certain expenses for overhead, administrative, and other expenses, at the Company’s discretion. For the three and nine months ended September 30, 2026 and 2025, it was determined that the majority of such costs will be retained by the Company, with certain costs directly attributable to Zevia LLC being borne by that entity. These costs impacted the amount of net loss reported by Zevia LLC and consequently impacted the amount allocated to noncontrolling interest.

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

Recently Issued Accounting Pronouncements – Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU 2023-09 is effective for the Company beginning with fiscal year 2026. The Company is applying the new guidance on a prospective basis and expects the guidance to impact only disclosures with no effect on the Company’s financial condition, results of operations or cash flows.

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

The following table disaggregates the Company’s sales by geographic location of the respective customers based on ship to location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
U.S.	$44,118	$36,190	$127,282	$110,888
Canada	4,225	4,654	12,154	12,503
Net sales	$48,343	$40,844	$139,436	$123,391

Contract liabilities

The Company did not have any material unsatisfied performance obligations as of  September 30, 2026 or  December 31, 2025.

4. INVENTORIES

Inventories consisted of the following as of:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$122	$115
Finished goods	15,020	20,278
Inventories	$15,142	$20,393

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of:

(in thousands)	September 30, 2026	December 31, 2025
Leasehold improvements	$1,215	$1,215
Computer equipment	239	383
Furniture and equipment	804	804
Quality control and marketing equipment	1,111	1,079
Assets not yet placed in service	38	—
	3,407	3,481
Less accumulated depreciation	(2,581)	(2,614)
Property and equipment, net	$826	$867

For the three months ended  September 30, 2026 and 2025, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.2 million and $0.2 million, respectively. For the nine months ended  September 30, 2026 and 2025, depreciation expense, including the amortization of leasehold improvements, amounted to approximately $0.5 million and $0.5 million, respectively. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLE ASSETS, NET

The following tables provide information pertaining to the Company’s intangible assets as of:

	September 30, 2026
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	1.9	$1,289	$(1,198)	$91
Customer relationships	5.0	3,007	(3,005)	2
		4,296	(4,203)	93
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,296	$(4,203)	$3,093

	December 31, 2025
(in thousands)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite lives:
Software	2.6	$1,289	$(1,156)	$133
Customer relationships	5.0	3,007	(3,005)	2
		4,296	(4,161)	135
Intangible assets with indefinite lives:
Trademarks	N/A	3,000	—	3,000
Intangible assets, net		$7,296	$(4,161)	$3,135

For the three months ended  September 30, 2026 and 2025, total amortization expense amounted to less than $0.1 million and $0.1 million, respectively, including less than $0.1 million and less than  $0.1 million, respectively, of amortization expense related to software. For the nine months ended  September 30, 2026 and 2025, total amortization expense amounted to less than $0.1 million and $0.2 million, respectively, including less than $0.1 million and less than  $0.1 million, respectively, of amortization expense related to software. These amounts are included under depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No impairment losses have been recorded on any of the Company’s intangible assets for the three and nine months ended September 30, 2026 and 2025.

Amortization expense for intangible assets with definite lives is expected to be as follows:

(in thousands)
Remainder of 2026	$14
2027	47
2028	32
Expected amortization expense for intangible assets with definite lives	$93

7. DEBT

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. On May 15, 2026, the Borrower entered into a First Amendment to the Loan and Security Agreement which extended the maturity date to February 22, 2030 from February 22, 2027. As of  September 30, 2026 and December 31, 2025, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, as amended, the Borrower must satisfy the following financial covenants: (i) until the Borrower has achieved a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive fiscal quarters (or six consecutive months, as applicable), a minimum liquidity requirement of at least $7 million, at all times, and (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any 12 month period following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each 12 month period thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of  September 30, 2026, the Borrower was in compliance with these financial covenants.

8. LEASES

The Company leases its office space for its corporate headquarters, which has a remaining lease term of 3 months. In September 2024, the Company entered into an agreement to sublease 8,468 square feet of the 20,185 square feet of leased office space. The sublease term is from October 8, 2024 to December 31, 2026.

The Company’s recognized lease costs include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Statements of Operations and Comprehensive Loss
Operating lease cost(1)	$143	$156	$440	$478
Sublease income(1)	52	52	155	155

(1)	Operating lease cost and sublease income are recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents information about our weighted average discount rate and remaining lease term as of:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (months)	3.0	12.0
Weighted-average discount rate	7.6%	7.6%

The Company’s variable lease costs and short-term lease costs were not material.

The Company is obligated under a non-cancelable lease agreement providing for office space that expires on December 31, 2026. Maturities of lease payments under the non-cancelable lease were as follows:

(in thousands)	September 30, 2026
Remainder of 2026	$189
Total lease payments	189
Less imputed interest	(2)
Present value of lease liabilities	$187

On April 16, 2026, the Company entered into a new lease for its corporate headquarters office with total square footage of 10,045 square feet. The lease has a term of 64 full calendar months commencing on the lease commencement date, which is expected to occur in the fourth quarter of 2026. Total rent obligations under the new lease are expected to be approximately $2.2 million.

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of  September 30, 2026, the Company does not have any material agreements with suppliers for the purchase of raw material with minimum purchase quantities. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

Legal proceedings

The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

The Company is subject to litigation in the United States District Court in the Central District of California where the plaintiff alleges that certain claims on the Company’s product labels are misleading. During the nine months ended September 30, 2026, the Company recorded a litigation reserve of $1.9 million, which represents management's best estimate of the probable loss associated with this matter, included under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The accrual is included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets as of September 30, 2026. Through mediation, the Parties reached a tentative settlement on April 20, 2026, and submitted a Notice of Settlement to the Court on April 22, 2026. On September 14, 2026, the Plaintiff filed its motion for preliminary approval of the settlement with the Court.

10. BALANCE SHEET COMPONENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

(in thousands)	September 30, 2026	December 31, 2025
Accrued employee compensation benefits	$3,461	$3,762
Accrued direct selling costs	1,246	1,422
Accrued customer paid bottle deposits	2,561	2,510
Accrued marketing expenses	1,384	730
Accrued other	2,955	1,362
Total	$11,607	$9,786

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

As of  September 30, 2026, the 2021 Plan provides for future grants and/or issuances of up to approximately 2.0 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Stock Options

The Company uses a Black-Scholes valuation model to measure stock option expense as of each respective grant date. Generally, stock option grants vest ratably over four years, have a 10-year term, and have an exercise price equal to the fair market value as of the grant date. The fair value of stock options is amortized to expense over the vesting period. There were no stock options granted during the nine months ended September 30, 2026 and 2025.

The following is a summary of stock option activity for the nine months ended September 30, 2026:

	Shares	Weighted average exercise price	Weighted average remaining life	Intrinsic value (in thousands)
Outstanding Balance as of January 1, 2026	2,545,491	$3.19
Granted	—	$—
Exercised	(152,284)	$0.01
Forfeited and expired	(170,964)	$3.56
Balance as of September 30, 2026	2,222,243	$3.38	5.8	$306
Exercisable at the end of the period	1,879,336	$3.61	5.6	$306
Vested and expected to vest	2,222,243	$3.38	5.8	$306

The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 was $0.2 million.

As of  September 30, 2026, total unrecognized compensation expense related to unvested stock options was $0.3 million, which is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units

The Company granted RSUs to members of the Board of Directors and its employees. The Company's outstanding RSUs typically vest over four years with vesting contingent upon continuous service. The Company determines the fair value of the RSUs using the market price of the common stock on the date of grant.

The following is a summary of RSU activity for the nine months ended September 30, 2026:

	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Balance unvested shares at January 1, 2026	3,567,745	$2.06
Granted	5,865,756	$1.23
Vested	(2,132,562)	$1.79
Forfeited	(346,602)	$1.80
Balance unvested at September 30, 2026	6,954,337	$1.45	$8,206
Expected to vest at September 30, 2026	6,954,337	$1.45	$8,206

As of  September 30, 2026, total unrecognized compensation expense related to unvested RSUs was $10.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

During the nine months ended September 30, 2026, the Compensation Committee of the Board of Directors approved the grant of 772,011 shares of PSUs (at target performance) to certain executives. The PSUs cliff vest after three years from the grant date based on continuous service, with the number of shares earned (50% to 200% of the target awarded) depending upon the extent to which the Company achieves certain revenue metric measured over the period beginning January 1, 2026 and ending December 31, 2028. The aggregate grant date fair value was $1.0 million, or $1.24 weighted average per share. Total unrecognized compensation expense related to outstanding PSUs issued to executives as of September 30, 2026, was $1.0 million and is expected to be expensed over the next 2.4 years, if probable of vesting.

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

The CODM assesses the Company’s performance by using net loss as shown in the consolidated statements of operations and comprehensive loss. The CODM uses net loss in the annual operating plan. The CODM considers budget-to-actual variances on monthly basis for the profit measure when making decisions about the allocation of operating and capital resources, evaluating pricing strategy and to assess performance of the Company.

Since the Company operates as a single operating segment, the unaudited condensed consolidated statements of operations and comprehensive loss present the significant expenses. Significant expenses also include direct selling expenses and marketing expenses presented as selling and marketing expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.  For the three months ended  September 30, 2026 and 2025, direct selling expenses amounted to $8.0 million and $7.7 million, respectively, and marketing expenses amounted to $7.2 million and $5.0 million, respectively. For the nine months ended  September 30, 2026 and 2025, direct selling expenses amounted to $25.4 million and $25.5 million, respectively, and marketing expenses amounted to $17.3 million and $15.9 million, respectively. The Company has no intra-entity transfers or sales. The other information required under ASC 280, Segment Reporting, is provided in the notes to condensed consolidated financial statements including the Company’s products in Note 1, Description of Business and Note 3, Revenues. In addition, interest income for the three months ended  September 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively. Interest income for the nine months ended September 30, 2026 and 2025 was $0.5 million and $0.6 million, respectively.

13. MAJOR CUSTOMERS, ACCOUNTS RECEIVABLE AND VENDOR CONCENTRATION

The table below represents the Company’s major customers that accounted for more than 10% of total net sales for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	11%	12%	10%	12%
Customer C	17%	12%	17%	12%
Customer I	12%	*	*	*
Customer J	12%	14%	13%	14%

The table below represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	September 30, 2026	December 31, 2025
Customer D	13%	*
Customer H	13%	11%
Customer I	*	10%
Customer J	13%	22%

The table below represents raw material and finished goods vendors that accounted for more than 10% of all raw material and finished goods purchases for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Vendor D	33%	32%	31%	32%
Vendor E	29%	35%	34%	33%
Vendor F	38%	33%	35%	35%

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
(in thousands, except for share and per share amounts)
Net loss per share:
Numerator:
Net loss and comprehensive loss	$(2,158)	$(2,848)		$(7,435)	$(9,870)
Less: net loss attributable to noncontrolling interests	49	162		253	1,261
Add: adjustment to reallocate net loss to controlling interest	—	—	(1)	—	(122)	(1)
Net loss to Zevia PBC - basic and diluted	$(2,109)	$(2,686)		$(7,182)	$(8,731)

Denominator:
Weighted-average shares of Class A common stock outstanding – basic	72,139,840	67,326,383		70,740,810	65,534,451
Add: weighted average shares of vested and unreleased RSUs	—	—		—	18,237	(2)
Weighted-average basic and diluted	72,139,840	67,326,383		70,740,810	65,552,688

Loss per share of Class A common stock – basic	$(0.03)	$(0.04)		$(0.10)	$(0.13)
Loss per share of Class A common stock – diluted	$(0.03)	$(0.04)		$(0.10)	$(0.13)

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

Zevia LLC Class B units, stock options, RSUs and PSUs were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. The following weighted average outstanding shares were excluded from the computation of diluted loss per share available to Class A common stockholders as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Zevia LLC Class B units exchangeable to shares of Class A common stock	5,208,885	7,626,641	5,808,166	8,752,482
Stock options	2,227,494	2,592,623	2,337,135	2,710,458
Restricted stock units and performance stock units	7,749,569	3,773,948	5,970,922	3,909,067

15.  CAPITAL STOCK

At-The-Market Offering Program

On August 12, 2025, the Company and its wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which the Company may sell from time to time through the Agent, shares of the Company’s Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with the Company’s prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement. The Agreement contains customary representations, warranties and covenants of the Company and Zevia LLC, and conditions to the Agent’s obligations to sell the Common Stock in the Offering. The Company and Zevia LLC have agreed jointly and severally to provide to the Agent customary indemnification and contribution rights. The Company will also reimburse the Agent for certain specified expenses in connection with establishing and maintaining the Offering. The Company has no obligation to sell any Common Stock under the Agreement, and may at any time suspend solicitation and sales in the Offering. The Agreement may be terminated at any time, for any reason, by either the Company or the Agent upon prior notice to the other party. During the period from August 12, 2025 to September 30, 2026, the Company elected not to issue shares under this Agreement.

16. RESTRUCTURING

In May 2024, the Company initiated certain restructuring actions designed to reduce costs and improve efficiency while continuing to invest in our brand and related initiatives (the “Productivity Initiative”). As part of the ongoing Productivity Initiative, in January 2025, the Company approved a reduction in workforce. As a result, the Company recognized $2.2 million of costs primarily related to employee termination expenses for the nine months ended September 30, 2025. Restructuring charges related to the Productivity Initiative were completed as of December 31, 2025.

In the second quarter of 2026, the Company initiated a restructuring plan aimed at improving the efficiency of its warehouse operations and optimizing its warehouse footprint. The plan includes transitioning to a more efficient warehouse location and streamlining related logistics activities. For the nine months ended September 30, 2026, the Company recognized $1.0 million of costs primarily consisting of contract termination costs and freight costs to transfer inventories. These amounts are included under restructuring in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of  September 30, 2026 and December 31, 2025, accrued restructuring costs of $0.1 million and $0.5 million, respectively, are included under accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. These expenses are expected to be substantially paid by the end of 2026.

17. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The Company is the managing member of Zevia LLC and as a result, consolidates the financial results of Zevia LLC in the accompanying unaudited condensed consolidated financial statements of Zevia PBC. Zevia LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Zevia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Zevia LLC is passed through to its members, including the Company. The Company is taxed as a C corporation and pays corporate federal, state and local taxes with respect to income allocated from Zevia LLC based on Zevia PBC's economic interest in Zevia LLC, which was 93.2% and 89.8% as of  September 30, 2026 and  December 31, 2025, respectively.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Zevia LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences, state franchise taxes, tax effects of equity-based compensation, and the valuation allowance against the deferred tax assets. Except for state franchise taxes, Zevia PBC did not recognize an income tax expense (benefit) on its share of pre-tax book loss, exclusive of the noncontrolling interest of 6.8%, due to the full valuation allowance against its deferred tax assets (“DTAs”).

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members of Zevia LLC and the shareholders of blocker companies (“Blocker Companies”) of certain pre-IPO institutional investors (the “Direct Zevia Stockholders”). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in certain mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in tax basis resulting from Zevia PBC’s acquisition of continuing members' Zevia LLC units in connection with the IPO and in future exchanges, and (iii) tax basis increases attributable to payments made under the TRA (including tax benefits related to imputed interest). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Zevia LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of  September 30, 2026, the Company believes, based on applicable accounting standards, that it was more likely than not that its DTAs subject to the TRA would not be realized as of  September 30, 2026; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such DTAs. The TRA liability that would be recognized if the associated tax benefits were determined to be fully realizable totaled $59.2 million and $58.9 million at  September 30, 2026 and  December 31, 2025, respectively. The increase in the TRA liability is primarily related to Class B to Class A exchanges during the nine months ended September 30, 2026. If utilization of the DTAs subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which will be recognized as an expense within its unaudited condensed consolidated statements of operations and comprehensive loss.

18. SUBSEQUENT EVENT

Series A Preferred Stock Financing

On October 22, 2026 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an affiliate of GP Investments, Ltd. (the “GP Investments”), pursuant to which the Company agreed to issue and sell to GP Investments in a private placement an aggregate of up to 20,000 shares of a new series of preferred stock of the Company, par value $0.001 per share, designated as “Series A Senior Convertible Preferred Stock” (the “Series A Preferred Stock”), for a purchase price of $1,000 per share.

On the Effective Date, contemporaneously with the execution of the Purchase Agreement, the Company issued and sold to GP Investments 15,000 shares of Series A Preferred Stock for an aggregate purchase price of $15.0 million. The Company has agreed to issue and sell the remaining 5,000 shares of Series A Preferred Stock to GP Investments for an aggregate purchase price of $5.0 million no later than five business days following the date on which the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2026 (or earlier at GP Investments’ election), subject to the satisfaction or waiver by GP Investments of the following conditions, among others: (i) the Company’s net sales for the fiscal year ending December 31, 2026 being at least $172.5 million and (ii) the Company’s Adjusted EBITDA for such fiscal year being no less than negative $3.0 million. The issuance cost incurred related to this transaction is approximately $3.0 million.

Beginning on the earliest of (i) the date of the Deferred Closing, (ii) the date on which the Company files the 2026 Annual Report and (iii) April 15, 2027, cumulative dividends accrue daily on each share of Series A Preferred Stock at a rate of 6.00% per annum on the Accreted Value (as defined in the Certificate of Designations) of such share, compounding quarterly.

In connection with the transaction, the Company contributed the proceeds from the issuance to Zevia LLC in exchange for a corresponding number of newly established Series A Senior Convertible Preferred Units, which have economic terms that substantially mirror those of the Series A Preferred Stock.

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

Recent Developments

Leadership Transition

In June 2026, the Board of Directors appointed current director, Alexandre I. Ruberti, to succeed Amy Taylor as the Company's President and Chief Executive Officer.

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

In the second quarter of 2026, the Company initiated a restructuring plan aimed at improving the efficiency of its warehouse operations and optimizing its warehouse footprint. The plan includes transitioning to a more efficient warehouse location and streamlining related logistics activities. For the nine months ended September 30, 2026, the Company recognized $1.0 million of costs primarily consisting of contract termination costs and freight costs to transfer inventories. Restructuring charges related to the warehouse operations were completed as of June 30, 2026. The Company expects the restructuring to result in annualized cost savings of approximately $4.0 million.

Series A Preferred Stock Financing

On October 22, 2026 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Bubble Holdings, LLC, a Delaware limited liability company and an affiliate of GP Investments, Ltd. Pursuant to the Purchase Agreement, on the terms and subject to the conditions set forth therein, the Company agreed to issue and sell an aggregate of 20,000 shares of a new series of preferred stock of the Company, par value $0.001 per share, designated as “Series A Senior Convertible Preferred Stock” (the “Series A Preferred Stock”), for a purchase price of $1,000 per share and an aggregate purchase price of up to $20.0 million. The Company intends to use the net proceeds from the investment to fund key strategic priorities and general corporate purposes.

On the Effective Date, contemporaneously with the execution of the Purchase Agreement, the Company issued and sold 15,000 shares of Series A Preferred Stock for an aggregate purchase price of $15.0 million. The Company has agreed to issue and sell the remaining 5,000 shares of Series A Preferred Stock to the Purchaser for an aggregate purchase price of $5.0 million (the “Deferred Closing”) on a date specified by the Company that is no later than five business days following the date on which the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2026 (the “2026 Annual Report”). The Purchaser’s obligation to consummate the Deferred Closing is subject solely to the satisfaction or written waiver by the Purchaser of certain financial performance and other conditions.

Factors Affecting Our Performance

Macroeconomic Environment

We continue to monitor macroeconomic trends and uncertainties such as key ingredient inflation, any potential shutdown of the U.S. government, the ongoing conflicts in the Middle East, increase in oil prices, the effects of tariffs, and the potential imposition of modified or additional tariffs, which may adversely affect our net sales and profitability. As a result of the rapid changes in global trade policies, including tariffs, and potential tariff modifications or the imposition of tariffs, export controls or other retaliatory actions by other countries, we have experienced and anticipate continuing to experience increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. This has also created a complex and challenging retail environment for us as consumers reduce discretionary spending. A decline in consumer spending may have an adverse effect on our revenues, margins, and operating results. We, along with our competitors, have increased pricing on a number of products in response to widespread inflation, which could be exacerbated as a result of the tariffs. These pricing increases may result in future reductions in volume.

The following summarizes the components of our results of operations for the three and nine months ended September 30, 2026 and 2025.

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

Our cost of goods sold is subject to price fluctuations in the marketplace, particularly in the price of aluminum and other raw materials, as well as in the cost of production, packaging, in-bound freight and logistics. Due to the implementation of tariffs, we saw an increase in our cost of goods sold throughout 2025 and 2026, and expect a continued increase in our cost of goods going forward.

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

During the nine months ended September 30, 2026, we recognized $1.0 million of equity-based compensation expense related to awards granted in connection with the brand endorsement agreement with Cardi B. Excluding the impact of non-employee grants, our equity-based compensation expense is expected to remain relatively consistent in absolute dollars but decline as a percentage of net sales over time.

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

Results of Operations

The following table sets forth selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except per share amounts)
Net sales	$48,343	$40,844	$139,436	$123,391
Cost of goods sold	25,902	22,227	72,680	64,049
Gross profit	22,441	18,617	66,756	59,342
Operating expenses:
Selling and marketing	15,145	12,665	42,742	41,363
General and administrative	8,259	7,673	25,878	22,733
Equity-based compensation	1,035	950	4,008	2,663
Depreciation and amortization	163	202	514	690
Restructuring	—	—	1,037	2,169
Total operating expenses	24,602	21,490	74,179	69,618
Loss from operations	(2,161)	(2,873)	(7,423)	(10,276)
Other (expense) income, net	(2)	(7)	33	432
Loss before income taxes	(2,163)	(2,880)	(7,390)	(9,844)
(Benefit from) provision for income taxes	(5)	(32)	45	26
Net loss and comprehensive loss	(2,158)	(2,848)	(7,435)	(9,870)
Loss attributable to noncontrolling interest	49	162	253	1,261
Net loss attributable to Zevia PBC	$(2,109)	$(2,686)	$(7,182)	$(8,609)

Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.04)	$(0.10)	$(0.13)
Diluted	$(0.03)	$(0.04)	$(0.10)	$(0.13)

The following table presents selected items in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as a percentage of net sales for the respective periods presented. Percentages may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Cost of goods sold	54%	54%	52%	52%
Gross profit	46%	46%	48%	48%
Operating expenses:
Selling and marketing	31%	31%	31%	34%
General and administrative	17%	19%	19%	18%
Equity-based compensation	2%	2%	3%	2%
Depreciation and amortization	0%	0%	0%	1%
Restructuring	0%	0%	1%	2%
Total operating expenses	51%	53%	53%	56%
Loss from operations	(4)%	(7)%	(5)%	(8)%
Other (expense) income, net	(0)%	(0)%	0%	0%
Loss before income taxes	(4)%	(7)%	(5)%	(8)%
(Benefit from) provision for income taxes	(0)%	0%	0%	0
Net loss and comprehensive loss	(4)%	(7)%	(5)%	(8)%
Loss attributable to noncontrolling interest	0%	0%	0%	1%
Net loss attributable to Zevia PBC	(4)%	(7)%	(5)%	(7)%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net Sales

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Net sales	$48,343	$40,844	$7,499	18.4%

Net sales were $48.3 million for the three months ended September 30, 2026 as compared to $40.8 million for the three months ended September 30, 2025. Equivalized cases sold were 3.7 million during the three months ended September 30, 2026 as compared to 3.3 million during the three months ended September 30, 2025. The increase in net sales was primarily due to a 14.4% increase in the number of equivalized cases sold, which increased net sales by $5.9 million and was largely the result of higher volumes in the club and e-commerce channels. The increase also reflects $1.2 million from pricing actions and a $0.4 million decrease in allowance for incentives and discounts.

Cost of Goods Sold

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Cost of goods sold	$25,902	$22,227	$3,675	16.5%

Cost of goods sold was $25.9 million for the three months ended September 30, 2026 as compared to $22.2 million for the three months ended September 30, 2025. The increase of $3.7 million, or 16.5%, was largely due to increased volumes which resulted in $3.1 million of higher costs of goods sold and unfavorable unit costs of $1.2 million driven by aluminum tariffs. This increase was partially offset by lower write-downs of excess and obsolete inventory related to the package redesign in the third quarter of 2025 of $0.7 million.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Gross profit	$22,441	$18,617	$3,824	20.5%
Gross margin	46.4%	45.6%		0.8%

Gross profit was $22.4 million for the three months ended September 30, 2026 as compared to $18.6 million for the three months ended September 30, 2025. The increase in gross profit of $3.8 million, or 20.5%, was primarily due to higher volumes, the benefit of pricing actions, lower spend on promotional activity, and lower write-downs, partially offset by unfavorable unit costs driven by tariffs.

Gross margin for the three months ended September 30, 2026 increased to 46.4% from 45.6% in the prior-year period. The increase was primarily driven by pricing actions and lower inventory write-downs, partially offset by unfavorable unit costs driven by tariffs.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Selling and marketing expenses	$15,145	$12,665	$2,480	19.6%

Selling and marketing expenses were $15.1 million for the three months ended September 30, 2026 as compared to $12.7 million for the three months ended September 30, 2025. Marketing expenses were $7.2 million for the three months ended September 30, 2026 as compared to $5.0 million for the three months ended September 30, 2025, an increase of $2.2 million, or 44.6%. Selling expenses were $8.0 million for the three months ended September 30, 2026 as compared to $7.7 million for the three months ended September 30, 2025, an increase of $0.3 million, or 3.5%.

The increase in marketing expenses of $2.2 million was driven by increased investments to drive brand awareness.

The increase in selling expenses of $0.3 million was primarily due to higher freight costs of $0.4 million driven by higher volumes and $0.4 million due to higher fuel rates. These increases were partially offset by lower warehousing costs of $0.5 million and lower freight transfers of $0.1 million, driven by benefits realized from the Productivity Initiative and lower inventory levels.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
General and administrative expenses	$8,259	$7,673	$586	7.6%

General and administrative expenses were $8.3 million for the three months ended September 30, 2026 as compared to $7.7 million for the three months ended September 30, 2025. The increase of $0.6 million, or 7.6%, was primarily driven by higher personnel-related costs of $0.5 million due to increased headcount and higher accrued variable compensation expense and higher donated inventory of $0.1 million. These increases were partially offset by lower professional services expenses of $0.1 million.

Equity-Based Compensation Expenses

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Equity-based compensation expenses	$1,035	$950	$85	8.9%

Equity-based compensation expenses were $1.0 million for the three months ended September 30, 2026 as compared to $0.9 million for the three months ended September 30, 2025, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Sales

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Net sales	$139,436	$123,391	$16,045	13.0%

Net sales were $139.4 million for the nine months ended September 30, 2026 as compared to $123.4 million for the nine months ended September 30, 2025. Equivalized cases sold were 10.7 million during the nine months ended September 30, 2026 as compared to 9.7 million during the nine months ended September 30, 2025. The increase in net sales was primarily attributable to a 9.7% increase in the number of equivalized cases sold, which resulted in $11.9 million higher net sales and was largely the result of expanded distribution at one customer in the club channel as well as higher volumes in the e-commerce channel. The increase also reflects $3.0 million from pricing actions and a $1.1 million decrease in allowance for incentives and discounts.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Cost of goods sold	$72,680	$64,049	$8,631	13.5%

Cost of goods sold was $72.7 million for the nine months ended September 30, 2026 as compared to $64.0 million for the nine months ended September 30, 2025. The increase of $8.6 million, or 13.5%, was largely due to increased volumes which resulted in $6.1 million of higher costs of goods sold and unfavorable unit costs of $3.1 million driven by tariffs. The impact of tariffs was partially mitigated by unit cost improvements resulting from the Productivity Initiative, as well as lower inventory write-downs of $0.6 million.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Gross profit	$66,756	$59,342	$7,414	12.5%
Gross margin	47.9%	48.1%		(0.2)%

Gross profit was $66.8 million for the nine months ended September 30, 2026 as compared to $59.3 million for the nine months ended September 30, 2025. The increase in gross profit of $7.4 million, or 12.5%, was primarily due to higher volumes, the benefit of pricing actions, and lower spend on promotional activity, partially offset by unfavorable unit costs driven by tariffs.

Gross margin for the nine months ended September 30, 2026 decreased to 47.9% from 48.1% in the prior-year period. The decrease was primarily due to unfavorable unit costs, partially offset by the benefits of pricing actions and lower promotional activity.

Selling and Marketing Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Selling and marketing expenses	$42,742	$41,363	$1,379	3.3%

Selling and marketing expenses were $42.7 million for the nine months ended September 30, 2026 as compared to $41.4 million for the nine months ended September 30, 2025. Marketing expenses were $17.3 million for the nine months ended September 30, 2026 as compared to $15.9 million for the nine months ended September 30, 2025, an increase of $1.5 million, or 9.2%. Selling expenses were $25.4 million for the nine months ended September 30, 2026 as compared to $25.5 million for the nine months ended September 30, 2025, a decrease of $0.1 million, or 0.3%.

The increase in marketing expenses of $1.5 million was driven by increased investments to drive brand awareness.

The decrease in selling expenses of $0.1 million was primarily due to lower warehousing costs of $1.0 million resulting from benefits realized from the Productivity Initiative and lower inventory levels, reduced repackaging costs of $0.6 million resulting from process automation, lower distribution fees of $0.7 million and lower other direct selling costs of $0.2 million. These decreases were substantially offset by $2.5 million of higher freight costs, primarily attributable to higher fuel rates of $1.3 million, increased volume of $0.9 million and higher freight-transfer costs of $0.3 million.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
General and administrative expenses	$25,878	$22,733	$3,145	13.8%

General and administrative expenses were $25.9 million for the nine months ended September 30, 2026 as compared to $22.7 million for the nine months ended September 30, 2025. The increase of $3.1 million, or 13.8%, was primarily driven by $2.4 million of expenses recognized associated with the settlement of litigation, higher personnel-related costs of $0.6 million due to increased headcount, higher donated inventory of $0.3 million, and higher information technology and software costs of $0.2 million. These increases were partially offset by lower accrued variable compensation expense of $0.3 million and lower outside legal spend of $0.3 million.

Equity-Based Compensation Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Equity-based compensation expenses	$4,008	$2,663	$1,345	50.5%

Equity-based compensation expenses were $4.0 million for the nine months ended September 30, 2026 as compared to $2.7 million for the nine months ended September 30, 2025, primarily related to outstanding equity-based awards being recognized over the remaining service periods of the awards. The increase of $1.3 million was primarily attributable to $1.0 million of equity awards granted in connection with the Company's brand endorsement agreement with Cardi B.

Restructuring Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage
Restructuring expenses	$1,037	$2,169	$(1,132)	(52.2)%

Restructuring expenses were $1.0 million for the nine months ended September 30, 2026, as compared to $2.2 million for the nine months ended September 30, 2025. Restructuring expenses in the current-year period primarily consisted of contract termination costs and freight costs incurred to transfer inventory as part of the Company's restructuring plan. Restructuring charges for the nine months ended September 30, 2026, would be included within selling and marketing expenses if not presented as a separate line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The restructuring expenses in the prior period primarily included employee related severance costs.

Seasonality

Generally, we experience greater demand for our products during the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets. As our business continues to grow, we expect to see continued seasonality effects, with net sales tending to be greater in the second and third quarters of the year.

Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2026, we had $29.5 million in cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2026, together with our operating activities and available borrowings under the Secured Revolving Line of Credit (as defined below), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments beyond the next 12 months.

On August 12, 2025, we and our wholly-owned subsidiary, Zevia LLC, entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which we may sell from time to time through the Agent, shares of Class A common stock, par value $0.001 (the “Common Stock”), having an aggregate gross sale price of up to $20 million (the “Offering”). Sales of Common Stock, if any, under the Agreement may be made in any transactions that are deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In addition, with our prior consent and subject to the terms it may establish, the Agent may also sell the Common Stock by any other method permitted by law, including privately negotiated transactions. Under the Agreement, we will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold in the Offering. The Agent has agreed to use its commercially reasonable efforts to sell the shares of common stock in the Offering, subject to the terms of the Agreement. During the period from August 12, 2025 to September 30, 2026, we elected not to issue shares under this Agreement.

On October 22, 2026 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Bubble Holdings, LLC, a Delaware limited liability company and an affiliate of GP Investments, Ltd. Pursuant to the Purchase Agreement, on the terms and subject to the conditions set forth therein, the Company agreed to issue and sell an aggregate of 20,000 shares of a new series of preferred stock of the Company, par value $0.001 per share, designated as “Series A Senior Convertible Preferred Stock” (the “Series A Preferred Stock”), for a purchase price of $1,000 per share and an aggregate purchase price of up to $20.0 million. The Company intends to use the net proceeds from the investment to fund key strategic priorities and general corporate purposes.

On the Effective Date, contemporaneously with the execution of the Purchase Agreement, the Company issued and sold 15,000 shares of Series A Preferred Stock for an aggregate purchase price of $15.0 million. The Company has agreed to issue and sell the remaining 5,000 shares of Series A Preferred Stock to the Purchaser for an aggregate purchase price of $5.0 million (the “Deferred Closing”) on a date specified by the Company that is no later than five business days following the date on which the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2026 (the “2026 Annual Report”). The Purchaser’s obligation to consummate the Deferred Closing is subject solely to the satisfaction or written waiver by the Purchaser of certain financial performance and other conditions.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from sales of our products, cash proceeds from the issuance of stock and borrowing capacity currently available under our Secured Revolving Line of Credit. Our primary cash needs are for operating expenses, working capital, and capital expenditures to support the growth in our business.

Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. In future years, we may experience an increase in operating and capital expenditures from time to time, as needed, as we expand business activities. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may seek alternative financing through additional equity or debt financing transactions. Additional funds may not be available on terms favorable to us or at all. Also, we will continue to assess our liquidity needs in light of current and future global health emergencies, inflationary pressures, tariffs as well as changes in tariff or U.S. foreign trade policies, increased oil prices, relatively high interest rates, volatility in the financial markets, recession fears, financial institution instability, any potential shutdown of the U.S. government, current and future global hostilities, including the ongoing conflicts in the Middle East, and political tensions between the U.S. and China that may continue to disrupt and impact the global and national economies and global financial markets. If any disruption continues into the future, we may not be able to access the financial markets and could experience an inability to access additional capital, which could negatively affect our operations in the future. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Credit Facility

ABL Credit Facility

On February 22, 2022, Zevia LLC (the “Borrower”) obtained a revolving credit facility (the “Secured Revolving Line of Credit”) by entering into a Loan and Security Agreement with Bank of America, N.A. (the “Loan and Security Agreement”). The Borrower may draw funds under the Secured Revolving Line of Credit up to an amount not to exceed the lesser of (i) a $20 million revolving commitment and (ii) a borrowing base which is comprised of inventory and receivables. Up to $2 million of the Secured Revolving Line of Credit may be used for letter of credit issuances and the Borrower has the option to increase the commitment under the Secured Revolving Line of Credit by up to $10 million, subject to certain conditions. On May 15, 2026, the Borrower entered into a First Amendment to the Loan and Security Agreement which extended the maturity date to February 22, 2030 from February 22, 2027. As of September 30, 2026, there was no amount outstanding on the Secured Revolving Line of Credit. The Secured Revolving Line of Credit is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the Secured Revolving Line of Credit, as amended, the Borrower must satisfy the following financial covenants: (i) until the Borrower has achieved a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive fiscal quarters (or six consecutive months, as applicable), a minimum liquidity requirement of at least $7 million, at all times, and (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of any 12 month period following the occurrence of certain events of default that are continuing or any day on which availability under the Secured Revolving Line of Credit is less than the greater of $3 million and 17.5% of the borrowing base, and must again satisfy such financial covenant as of the last day of each 12 month period thereafter until such time as there are no events of default and availability has been above such threshold for 30 consecutive days. As of September 30, 2026, the Borrower was in compliance with these financial covenants.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$5,465	$(4,196)
Investing activities	$(563)	$(226)
Financing activities	$(743)	$(202)

Net Cash Provided by (Used in) Operating Activities

Our cash flows provided by or used in operating activities are primarily influenced by working capital requirements.

Net cash provided by operating activities of $5.5 million for the nine months ended September 30, 2026 was primarily driven by a net increase in cash related to changes in operating assets and liabilities of $7.9 million and non-cash expenses of $5.0 million primarily related to equity-based compensation and depreciation and amortization expense, partially offset by a net loss of $7.4 million. Changes in cash flows related to operating assets and liabilities were primarily due to a $5.3 million decrease in inventories resulting from inventory management initiatives, increased accounts payable, accrued expenses, and other current liabilities of $2.6 million due to timing of purchases and inventory production, decreased accounts receivable of $1.0 million driven by timing of collections, partially offset by increased prepaid expenses and other assets of $0.5 million driven by timing of payments and decreased operating lease liabilities of $0.5 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2026 was primarily due to purchases of quality control equipment for use in ongoing operations.

Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2025 was primarily due to purchases of software used in ongoing operations.

Net Cash Used in Financing Activities

Net cash used in financing activities of $0.7 million for the nine months ended September 30, 2026 was primarily due to equity financing costs paid of $0.5 million and payments of debt issuance costs of $0.2 million.

Net cash used in financing activities of $0.2 million for the nine months ended September 30, 2025 was primarily due to financing costs paid, partially offset by proceeds from the exercise of stock options.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our operating performance.

We calculate Adjusted EBITDA as net loss adjusted to exclude: (1) other expense (income), net, which includes interest (income) expense and foreign currency (gains) losses, (2) (benefit from) provision for income taxes, (3) depreciation and amortization, (4) equity-based compensation, (5) restructuring expenses, and (6) certain litigation expenses. Also, Adjusted EBITDA may in the future be adjusted for amounts impacting net income related to the TRA liability and other infrequent and unusual transactions.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss and comprehensive loss	$(2,158)	$(2,848)	$(7,435)	$(9,870)
Other expense (income), net*	2	7	(33)	(432)
(Benefit from) provision for income taxes	(5)	(32)	45	26
Depreciation and amortization	163	202	514	690
Equity-based compensation	1,035	950	4,008	2,663
Restructuring expenses	—	—	1,037	2,169
Certain litigation expenses	73	—	2,435	—
Adjusted EBITDA	$(890)	$(1,721)	$571	$(4,754)

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

Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space. For further discussion on our debt and operating lease commitments as of September 30, 2026, see the sections above including Note 7, Debt, and Note 8, Leases, included in the accompanying unaudited condensed consolidated financial statements of this Quarterly Report.

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of September 30, 2026. Our contract manufacturers are obligated to fulfill against purchase orders that are aligned with our forecast based on terms and conditions of the contract. Our forecasts provided to our contract manufacturers are short term in nature and at no time extend beyond a year.

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

Raw Material Risk and Finished Goods Risk

Our profitability is dependent on, among other things, our ability to anticipate and react to raw material costs. Currently, a key ingredient in our products is stevia extract. Our stevia extract is procured by our contract manufacturers and was previously sourced from a single large multi-national ingredient company with whom we have a long-standing relationship through a two-year agreement that was entered into effective October 15, 2023, which included fixed pricing for the duration of the term. In 2025, we diversified our stevia sourcing strategy and as a result, we have the capability to procure from three qualified entities, which we believe gives us supply continuity, diversification and price leverage for our most important ingredient. We currently maintain contractual arrangements with two of the three qualified suppliers. However, there can be no assurance that we will be able to continue to secure additional or alternative sources of supply. Additionally, the prices of stevia and other ingredients we use are subject to many factors beyond our control, such as market conditions, changes in trade policies, climate change, supply chain challenges, and adverse weather conditions.

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

During the first quarter of 2025, the U.S. government announced tariffs on certain imports, including imports from Canada. Although certain tariffs imposed by the U.S. were struck down by the Supreme Court in February 2026, the U.S. has imposed alternative tariffs under other statutory authority. We currently believe that our production in Canada is exempt from these tariffs under the United States-Mexico-Canada Agreement ("USMCA"), but this is an area that continues to evolve and there is no assurance that the USMCA will continue in the future or that our production in Canada will not be subject to tariffs in the future.

Our contract manufacturers’ ability to continue to procure enough aluminum cans at reasonable prices will depend on future developments that are highly uncertain.

Our contract manufacturers are responsible for the procurement of raw materials to produce our products, which are then sold to us as finished goods. As a result, during the three and nine months ended September 30, 2026, we had three vendors accounting for approximately 100% of our total raw material and finished goods purchases. Refer to Note 13, Major Customers, Accounts Receivable and Vendor Concentration, included in the accompanying unaudited condensed consolidated financial statements.

Foreign Exchange Risk

The majority of our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. Our contract manufacturers source some ingredients and packaging materials from international sources, and as a result our results of operations could be impacted by changes in exchange rates. We sell and distribute our products to Canadian customers, who are invoiced and remit payment in Canadian dollars. All Canadian dollar transactions are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for sales and expenses. To the extent our contract manufacturers increase sourcing from outside the U.S. or we increase net sales outside of the U.S. that are denominated in currencies other than the U.S. dollar, the impact of changes in exchange rates on our results of operations would increase. Foreign exchange gains and losses were not material for the three and nine months ended September 30, 2026 and 2025.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026.

During the quarter ended September 30, 2026, we identified a material weakness in our internal control over financial reporting related to segregation of duties over manual journal entries. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. This deficiency contributed to the potential for material errors in our financial statements. The material weakness did not result in a material misstatement of the Company’s consolidated financial statements, and no revisions to previously issued financial statements were required because of the material weakness. To remediate the material weakness, management corrected its system-based journal entry approval workflow designed to ensure that manual journal entries are subject to appropriate segregation of duties. As of September 30, 2026, management concluded that while no instances of improper segregation of duties over journal entries were identified, management will continue to monitor operating effectiveness through the fourth quarter before concluding on remediation of the material weakness.

Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting had occurred during the fiscal quarter ended  September 30, 2026, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (the “Q1 2026 Form 10-Q”). Except as set forth below and in our Q1 2026 Form 10-Q, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report.

Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

We have been and may continue to be subject to campaigns by stockholders urging us to take certain corporate actions. For example, in August 2026, a stockholder owning approximately 4% of our outstanding Class A common stock published a letter to our board of directors calling for a formal review of strategic alternatives, including a sale of the Company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, and can disrupt our operations and divert the attention of management and employees, which can adversely affect our business. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners, and cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended  September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

3.3

Certificate of Designations, Preferences and Rights of Series A Senior Convertible Preferred Stock of Zevia PBC, as filed with the Secretary of State of the State of Delaware on October 22, 2026 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2026).

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

Zevia PBC
By:		/s/ Alexandre Ruberti
	Name:	Alexandre Ruberti
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Alexandre Ruberti
	Name:	Alexandre Ruberti
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	November 4, 2026

By:		/s/ Girish Satya
	Name:	Girish Satya
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	November 4, 2026